Form 10KSB
period 2000-12-31
GENERAL TELEPHONY COM INC
filed 2001-04-12
CIK 1121795

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                   Commission file number: 000-31705

                      General Telephony.com, Inc.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)


             Nevada                             91-2007477
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

    14601 Bellaire Blvd., Suite 338, Houston TX           77083
   ---------------------------------------------         -------
    (Address of principal executive offices)            (zip code)


                             (281) 564-6418
                      ---------------------------
                       Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage company, and as such has yet to generate any revenues.

     The Issuer's stock is not trading on any stock exchange.

     As of December 31, 2000, the issuer had 3,011,300 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                       PAGE
PART I

    Item 1.  Description of Business......................................3
    Item 2.  Description of Property.....................................14
    Item 3.  Legal Proceedings...........................................14
    Item 4.  Submission of Matters to a Vote of Security Holders.........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....15
    Item 6.  Management's Discussion and Analysis or Plan of Operation...16
    Item 7.  Financial Statements........................................19
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................20
    Item 10. Executive Compensation......................................22
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................22
    Item 12. Certain Relationships and Related Transactions..............23
    Item 13. Exhibits and Reports on Form 8-K............................24

SIGNATURES   ............................................................25

                         Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.  BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

General Telephony.com, Inc., a pay telephone service company, hereinafter referred to as "General Telephony.com, Inc." or the "
Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on November 12, 1999.

The Company is a development stage pay telephone service company which plans to provide management for the collection of pay telephone coin revenues.

The Company was incorporated on November 12, 1999 (Nevada file number C28250-1999) under the name General Telephony.com, Inc. On November
15, 1999, founding shareholders purchased 1,800,000 shares of the company's authorized but unissued treasury stock at a price of $0.001 per share. On December 5, 1999, the Company completed a Private Placement Offering 840,000 shares to six (6) investors, pursuant to Regulation D, Rule 506 of the Securities Act of 1933. The Company filed an original Form D with the Securities and Exchange Commission.

On May 31, 2000, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 371,300 shares of its $.001 par value common stock at $.05 per share for cash of $18,565 to approximately fifty unaffiliated shareholders of record. This 504 Offering received prior approval from the Nevada Secretary of State, Securities Division. The Company filed an original Form D with the Securities and Exchange Commission.

B.  Business of Issuer

(i) Principal Products, Services and Principal Markets
------------------------------------------------------

The Company plans to provide management for the collection of pay telephone coin revenues including the repair and maintenance of existing pay telephone equipment, and the installation of new equipment. As well, it will evaluate the profitability of prospective pay telephone locations and the removal and/or relocation of such equipment as necessary.

The market that General Telephony.com, Inc. plans to target is the city of Houston, Texas, where the company is headquartered, and a radius of 100 miles around Houston. Once it has established this foothold, the Company will expand its horizons to include larger portions of the state of Texas and surrounding states, from which territory it can perfect its replicable techniques, link with other regions, and establish a national presence.

Changes related to deregulation of the Pay Telephone Industry in Texas in 1996-97 removed state rate caps on the price of local phone calls and allowed providers to charge for directory assistance calls from a payphone. New rates for local calls from payphones range from 35 cents to $1.00. Additionally, private payphone owners are now allowed to charge long-distance carriers for calls placed to the long-distance company's toll free numbers from payphones. This so-called "dial-around" compensation for payphone owners was one of the most controversial aspects of the FCC's payphone order. The FCC found that payphone owners should be compensated for the use of the instrument for each and every completed call. After setting a rate and having it appealed a the Circuit Court of the District of Columbia by several long-distance carriers, the Court determined that the appropriate rate of compensation should be 28.4 cents for each completed call. Carriers are required to compensate the payphone owner 28.4 cents for each completed call from a payphone and are passing this cost through to either the person using the credit card or to the "800" number subscriber.

This action, of course, has had a dramatic effect on the potential profitability of pay telephone management services and has opened up opportunities for smaller companies like General Telephony.com, Inc. The opportunity to set rates is an obvious advantage as it provides the flexibility to create a profitable business. Calls to Information are frequent and provide additional revenues. But perhaps most important, given the number of credit card customers who now access their long-distance provider using an 800 or other toll-free number, the ability to charge long-distance carriers for all those calls placed on the Company's equipment opens another major profit center.

Houston, Texas, the Company's target area, is the fourth-largest city in the United States. Though its economy was dramatically impaired by the world-wide oil crisis of the early-80's, its economy has improved steadily ever since and its current rates of employment and economic activity are impressive and mark over fifteen years of continuous growth. According to the U.S. Census Bureau, Harris County, the county that includes Houston and the area surrounding it, is the third largest county in the United States with a population of 3,250,404 people and is 1,788 square miles in area. It has some 1.5 million payphones.

From their experience running a small operation in Houston, the founders of the Company have discovered that one or two-person crews can install or remove equipment at 4-to-6 locations per day provided the constraints of the sites are minimal. One coin retrieval agent is able to collect coin revenues on 45-to-60 phones per day, and report any maintenance requirements for each location. A site locator is able to canvas a

                                    4
PAGE>

geographical sector within 4 to 5 days generating location contracts at approximately 20-to-25 new sites. One central office manager can coordinate routes, assign maintenance problems, answer pay telephone user questions or problems, program pay telephone equipment via computer, analyze quarterly dial-around compensation reports, evaluate the effectiveness of long-distance carrier operations and revenues generated thereon, and maintain nightly polled telephone detail. Once 300 pay phones are under management, another maintenance person is required and once there are 600 both a maintenance/sales person and an office assistant become necessary. Growing in this simple way with careful planning and a knowledge of how and where to solicit new pay phone sites and contracts for multiple phones at the sites of larger customers (like those in shopping malls and in gated communities) the Company plans to hone and develop a model for running a successful pay telephone enterprise that will be teachable to others around the country whose regions can ultimately be linked in a pay telephone service system that can claim a substantial share of a multi-billion dollar industry.

Management believes that the average gross revenue per unit is forecast at $1,004 annually. The Company's management hopes to create a business with positive numbers able to be serviced by a relatively small workforce. The target number of 600 payphones will themselves produce a business grossing over $600,000 dollars annually. As the Company plans to penetrate the greater Houston area and Harris County and then expands into East and Coastal Texas, it will raise its annual revenues to a million dollars annually if it can reach 1,000 payphone sites from which point it can expand arithmetically and greatly increase this figure.

(a)  Limited Operating History

The Company has a limited operating history having been incorporated in the State of Nevada on 12, 1999. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Houston, Texas and commencing with initial operational plans. The Company has yet to generate any revenues. As of the date of this offering circular, the Company has developed a business plan, established administrative offices and started to identify prospective customers for the collection of pay telephone coin revenues, repair and maintenance of existing pay telephone equipment.

The Company has a limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

(b)  Anticipated Losses for the Foreseeable Future

The Company has prepared audited financial statements as of December 31, 2000, reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient revenues or financing to continue its development and operational activities. It is important to note that even if the appropriate financing is received or the Company is able to generate additional revenues, there is no guarantee that the Company will ever be able to operate.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) to twenty-four (24) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

(c)  Dependence on Continued Use of Pay Telephones

This business plan and all the Company's plans for profitability and success are dependent on the continued use (and even growth) of the pay telephone industry. Along with all the other massive changes in the telecommunications and the phone system has been added a new technological change that can have a marked effect on the Company's prospects: the cell phone. As more people have their own portable means of being in telephone contact with the open other people in their business and personal lives, their need for public telephone sites will correspondingly shrink in ways that could fatally reduce demand for pay telephone management companies such as our own. No assurances exist that this will remain a viable industry, let alone business.

(d)  Possibility That Deregulation May Cease To Open the Payphone Market

The Company's plans to succeed in establishing a presence in Houston and then moving out from there depends entirely upon Federal decisions that have for a number of years favored the dramatic opening of the former telephone monopoly to the open market. If this political climate should change, it is possible that government activities in this area could either shift away from continuing deregulation or become hostile to small companies trying to maximize their profits in a market that is still in many ways forced into providing services at little or no cost to average consumers. No assurances can be given that the good economic indicators evident up to now will remain positive over the next few years.

Moreover, the good economic news the country has been generating for the past eight or so years may not continue sufficient to support the growth of the industry. Payphone services are now rising with the rising tide of economic good times; there are no guarantees that this "high tide" will continue to rise; nor that interest rates favoring new businesses will remain available.

(e)  Risk of Equipment and Property Losses and Failures

A part of the business of managing pay telephone sites involves the maintenance of the actual physical telephones and phone booths that customers need to be able to access our public telephone service. Security problems with payphone locations are of course major concerns for the pay telephone management industry. Time and money are drained by vandalism, by graffiti defacement of sites, by thievery if assets are broken into, and in all sorts of other ways relating to the usability and the popularity of public telephone sites.

Furthermore as phone service is necessary all over the city and in all sorts and types of rural locations, it is often necessary to place company property (and therefore company assets) in all variety of neighborhoods and city locations, at least some of which are in higher crime areas or in areas where they are more vulnerable to malicious mischief. Security for the Company's phones and locations is impractical, and extra personnel to patrol or to canvass them also involves added expense should the problem grow out of hand.
The Company has no guarantee that in expanding it will not also put equipment in jeopardy in ways that could substantially affect the Company's profitability. There is no guarantee that it can keep locations desirable for potential customers, and no guarantee that it will be able to keep on top of the constant need for maintaining sites if the plans in place concerning maintenance needs should prove to be inadequate.

In the related matter of property loss or loss of revenue due to equipment failures, the potential damage to the company's profitability is also substantial. This of course includes the expenditures related to replacing or repairing faulty equipment; as well as the possibility that failures or slowdowns in the communication grid could greatly decrease revenues from pay telephone sites in large areas of the company's target area.

(f)  Competition

As stated above, competition for small (less than 300 payphones) companies is relatively nonexistent due to the capital requirements and time involved. Typically, one or two family members who share the responsibilities for the upkeep of their equipment own small companies.
A common complaint by these type entities is that they have little time to devote to the business of pay telephones because they: 1) do not have sufficient capital to acquire additional locations and invest in operable equipment; and, 2) are not interested in becoming involved on a full time basis. Larger companies may or may not have their own maintenance crews, but would also be candidates for the proposed services outlined here as the principals have the primary desire of growing their business through mergers/acquisitions and locating new payphone sites

By the same token, larger companies and particularly Southwestern Bell, the service provider for the Houston area3/4should they decide to aggressively pursue a campaign designed to increase their market share vis-a-vis pay telephones, could significantly affect the Company's plans to expand and to grow its share of the market. Because of their size and name recognition and general clout, these companies have resources that General Telephony.com, Inc., a small start-up company, could never hope to match, and with which they could effectively quash its bid to establish itself.

(g)  Possible Inability To Find Suitable Employees.

The Company currently relies exclusively upon the services and expertise of David D. Selmon, Jr. and Melissa Fernandez, its two Officers and only employees. In order to implement the aggressive business plan of the Company, management recognizes that additional staff will be required.
The president and secretary are the only personnel at the outset and until 300 payphones are under management. One maintenance member will be added at the acquisition of a contract for the next 50 payphones and another will be added when the company has 600 payphones under management. The secretary can manage the office functions and pay telephone equipment programming until 600 payphones are managed which will require an office assistant to be hired. To properly support the marketing, sales, general management, and support functions of the Company, the Company will eventually need to hire field maintenance crews, sales staff and an office assistant.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

(h) Lack Of Experience On The Part Of Management

As stated above, the Company currently relies exclusively upon the services and expertise of David D. Selmon, Jr. and Melissa Fernandez. However, neither David D. Selmon, Jr., nor Melissa Fernandez are experienced in the pay telephone industry, which results in a substantial handicap in their being able to establish credibility in the industry that the Company seeks to enter. They are also relatively young (Mr. Selmon is 23, and Mrs. Fernandez is 21) and lack experience in the business world. Especially in a climate so filled with changes that even seasoned business people are sometimes hard pressed to stay abreast of them, this could cause problems if quick decisions need to be made when facing unforeseen or difficult situations.

It may prove to be too great a challenge, given all the other factors listed here, for the Company to establish itself sufficiently to become a viable business. It may develop that the business plan is flawed in some way hard for management to correct because of its lack of specific expertise. And though they consult with others who have more breadth of exposure to these practical details, it may yet happen that this advice itself will prove to be ineffective when and if difficulties arise.

(i)  Expansion Plans May Prove Unworkable

Though the Company is committed to the plan stated above and has great confidence in its ability to establish itself and then expand its influence, there is no guarantee that it will in fact be able to achieve its goals. As it is still a small operation run primarily by two related individuals, even its first steps to establish itself more firmly as a viable organization in Houston, Texas may prove to be beyond its capacity to achieve. Once at the level described above (600 payphones under contract), it may not be able to grow to the next goal which would require a more sophisticated organization. Even if it is successful in Houston, it may prove unable to expanding into the 10 mile radius around the city that is its next target. And once it achieves that goal with a greatly expanded number of telephones under its umbrella, its plan to include in its territory more of Texas, Southwestern Louisiana, and parts of Oklahoma may not be something it can so readily do.

Furthermore, its plans to train other entrepreneurs and continue to offer them consulting support in exchange for fees and for networking links to other parts of the country may not actually develop into a working blueprint. The pay telephone service industry may not have sufficient draw for starter-uppers because of the relatively more "modern" and "high-tech" cellular phone industry which is perceived by many as the death knoll of payphone service. It may be impossible to find enough motivated individuals, couples, or families to make the training and networking part of the company work. No guarantees can be offered as to the soundness of this idea. The carryover from other industries in which versions of it have worked will not translate into the payphone service industry. The deregulation of the payphone system will not open the payphone management market sufficiently to make it viable for new business owners without much experience to successfully negotiate the always-difficult first three to five years of a start-up. Potential investors should consider carefully the feasibility of the expansion plans explained above.

(j)  Potential Difficulty Finding Enrollees For Its Training Program

The ideas being developed to help others start their own pay telephone service business might be an excellent idea that does not actually catch on with the people who would pay for training and then for ongoing consultative support and enrollment in a website where questions could be answered and support from other entrepreneurs in the same industry could be found. The use of a website to "link" people through their computers has worked in other industries and environments but that does not imply in any way that it will work in this instance.

(k)  Potential Fluctuation In Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control. See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

(l)  Government Regulation.

Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

(m)  Possible Liability For Service Provided.

There is no guarantee that the level of coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for service liability.

(n)  Risks Associated With New Campaigns And Attempts To Expand

There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that any such efforts will maintain or increase overall market acceptance. Furthermore, any concerted but unsuccessful attempts by the Company to find new pay telephone sites or to expand its base beyond Houston could damage the Company's reputation and diminish the value of its name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, that could strain the Company's management, financial and operational resources. The lack of market acceptance of the Company's services could result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(o)  Risks Associated With Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic and would help it to expand its pay telephone sites or the regions within which it operates.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

2)  Industry Background

In 1996, the Federal Communications Commission (FCC) determined that all local exchange company ("ILEC") payphones would be deregulated and removed from the ILEC's investment base, and that the rates for local services from payphones must be deregulated. The impact of the FCC's decision on Texas consumers is still evolving. While the number of local exchange company ("ILEC")-provided payphone lines steadily decreased during the last data period, the number held steady during the next period. The portion of the market shown to be held by non-ILEC providers is artificially low, however, because this data set did not include payphone service providers ("PSP") on a comprehensive basis.

Furthermore, in 1995 the total revenue from local exchange company ("ILEC") payphones was $135,440,523. and that of non-ILEC payphones was $293,233. or 0.22% of the total revenues. In 1996, the ILEC revenue was $138,824,311. and that of non-ILEC payphones was $329,816. or 0.24%. In 1997, the total was $182,119,540. and the non-ILEC payphones' revenues had grown to $685,162. or 0.37% of the total, indicating steady growth of non-ILEC, that is to say, privately-managed pay telephones. It is relatively difficult to get accurate figures; the Southwestern Bell System, for example, considers these data to be "proprietary," and refuses to divulge even the number of its payphone sites, let alone specifics about their locations or profits. This protection of statistical information to reach accurate figures speaks powerfully to the vulnerability the ILEC provider(s) feel as deregulation opens up more opportunities to small private providers like the Company.

Competition for small (less than 300 payphones) companies is relatively nonexistent due to the capital requirements and time involved in running a successful operation. Typically, one or two family members own small companies and share the responsibilities for the upkeep of their equipment. A common complaint by the owners of this type of business entity is that they have little time to devote to the management of pay telephones because they do not have sufficient capital to acquire additional locations and invest in operable equipment, and; they are not interested in becoming involved on a full time basis.

3)  Plans for Expansion

Among other expansion strategies being considered, the Company plans to develop a training program in how to run a solid pay telephone services company so that other people looking to run a small business can learn how to apply a similarly successful enterprise in their own area, one that can be run efficiently and effectively by relative novices in the business field, if they, like the founders, have enough desire, motivation, talent and determination to succeed. This will also be useful in creating links with other similar and allied service providers around the country as these smaller operations begin to be implemented by entrepreneurs trained by and potentially in continuing contact with the Company through a voluntary mentoring program. The training and continuing support programs will themselves provide an additional profit center, as they will include fees for start-up and consulting services.

These start-up courses can be marketed with short radio spots and infomercials with campaigns that might carry such messages as, "Find your way to financial independence with a small business that you can do in your spare time until it grows." It would aim to attract enterprising couples and families, especially large families with lots of teenage manpower; parents will be attracted to such an enterprise because it teaches responsibility and helps finance college, etc. As stated above, the Company would then seek to help the smaller start-ups with e-mail and websites available to subscribers on a General Telephony.com website that would link them to each other for support purposes and to the Company's central offices. Salaries for training and support staff would come from fees paid by subscribers and would therefore make this part of the Company self-supporting. Thus a confederation of small independent companies would be created over time linked by loyalty and gratitude as well as by the kinds of ongoing connections that have proved to be so powerful in other grass roots businesses such as those centered around multi-level marketing.

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

At this time there are no applicable patents, trademarks, concessions, royalty agreements or labor contracts.

5)  Impact on Environmental Laws

As the Company is involved in servicing and installing pay phones, it does not expect to have any impact on environmental laws.

6)  Employees

The Company currently has two (2) employees: one President and one Secretary, who are brother and sister. Until the Company can grow and generate revenues, the Company does not plan on adding any new employees for at least the next year.

(i) The Company's performance is substantially dependent on the performance of its President, CEO, and CFO, David D. Selmon.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of its executive officers could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its eventual ability to attract and retain highly qualified technical and managerial personnel.

(iii) There can be no assurance that in the future the Company will be able to attract and retain additional highly qualified technical and managerial personnel. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

7) Present Licensing Status

None -- Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 14601 Bellaire Blvd., Suite 338, Houston TX 77083, phone: (281) 564-6418 The office space is provided by the officer of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, General telephony, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

(1) The common stock of the Company is currently not traded on the OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. At this time, management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities, but the Company may initiate such discussions in the future. In addition, being a start-up, there is no fiscal history to disclose.

(2)(i) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock.

(ii) There is currently no common Stock of the Company which could be sold under Rule 144 under the Securities Act of 1933, as amended, or that the registrant has agreed to register for sale by the security holders.


Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on the Company's common stock, and the Company does not anticipate paying any dividends its our common stock in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On November 15, 1999, the Company issued 1,800,000 shares of its $.001 par value common stock for cash of $1,800.

On December 5, 2000, the Company issued 840,000 shares of its $.001 par value common stock at $.05 per share for cash of $42,000 to six unaffiliated investors. The shares were issued pursuant to a Securities and Exchange Commission Rule 506 offering. The Company filed an original Form D with the Securities and Exchange Commission.

On May 31, 2000, the Company issued 371,300 shares of its $.001 par value common stock at $.05 per share for cash of $18,565. The shares were issued pursuant to a Securities and Exchange Commission Rule 504 offering, and a Registration to sell 504 shares was issued by the Nevada Secretary of State Security Division. The Company filed an original Form D with the Securities and Exchange Commission.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

The Company was formed on November 12, 1999, under the laws of the State of Nevada.

The Company plans to provide management for the collection of pay telephone coin revenues including the repair and maintenance of existing pay telephone equipment, and the installation of new equipment. As well, it will evaluate the profitability of prospective pay telephone locations and the removal and/or relocation of such equipment as necessary. At some point in the future, the Company plans to set up a website, where sales and be tracked and service provided. However, the Company does not have the resources to establish this website at this time.

Initially, the market that General Telephony.com , Inc. plans to target is the city of Houston, Texas, where the company is headquartered, and a radius of 100 miles around Houston. Once it has established this foothold, the Company will expand its horizons to include larger portions of the state of Texas and surrounding states, from which territory it can perfect its replicable techniques, link with other regions, and establish a national presence. Management recognizes that the Company needs to be further capitalize before it can initiate its business plan.

As stated in Financial Footnote #5 ("Going Concern") the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. "Without realization of additional capital, it would be unlikely for the Company to continue as a going concern."

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Management believes that the Company's future growth and success will be largely dependent on its ability to place pay phone systems in high foot traffic areas.

The Company has not incurred any research and development costs from November 12, 1999 (date of inception) through December 31, 2000. Any research activities are not expected to be borne by any of the Company's customers, but rather by the Company.

(c) The Company does not expect to purchase or sell any of its facilities or equipment.


Results of Operations
---------------------

As of December 31, 2000, the Company generated $1,438.00 revenues. The cost Of goods sold amounted to $2,240, which resulted in a negative net profit of ($802). The Company does not expect to generate any significant revenues over the next twelve months, as it is still developing its customer base. The Company does not expect to generate any significant revenues over the next
approximately to twelve (12) months.   Since the Company's inception on
November, 16, 1999 through December 31, 2000, the Company experienced net losses of $33,445. The bulk of these expenses ($30,976) were for general and administrative costs, accounting purposes, and filing fees and the remaining expenses ($1,667) was depreciation. During the year ended December 31, 2000, the Company experienced net losses of $20,985.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On November 15, 1999, the Company issued 1,800,000 shares of its $.001 par value common stock for cash of $1,800.

On December 5, 2000, the Company issued 840,000 shares of its $.001 par value common stock at $.05 per share for cash of $42,000 to six unaffiliated investors. The shares were issued pursuant to a Securities and Exchange Commission Rule 506 offering. The Company filed an original Form D with the Securities and Exchange Commission.

On May 31, 2000, the Company issued 371,300 shares of its $.001 par value common stock at $.05 per share for cash of $18,565. The shares were issued pursuant to a Securities and Exchange Commission Rule 504 offering, and a Registration to sell 504 shares was issued by the Nevada Secretary of State Security Division. The Company filed an original Form D with the Securities and Exchange Commission.

There have been no other issuances of common or preferred stock.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 7.  FINANCIAL STATEMENTS.

                         General Telephony.com, Inc.
                       (A Development Stage Company)

                                Balance Sheet
                                   as of
                             December 31, 2000

                                    and

                           Statements of Income,
                        Stockholders' Equity, and
                                Cash Flows
                           for the year ended
                            December 31, 2000
                                    and
                             for the period
                       November 12, 1999 (Inception)
                           To December 31, 2000


                              TABLE OF CONTENTS


                                                                  PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-9


See accompanying Independent Auditor's Report and notes to financial statements.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant
                                                  330 E. Warm Springs
                                                  Las Vegas,  NV 89119
                                                  702.528.1984
                                                  425.928.2877 (efax)

                        INDEPENDENT AUDITOR'S REPORT

March 21, 2001

Board of Directors
General Telephony.com, Inc.
Las Vegas, NV

I have audited the Balance Sheet of General Telephony.com, Inc.(the "Company") (A Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period November 12, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of General Telephony.com, Inc., (A Development Stage Company), as of December 31, 2000, and its related statements of operations, equity and cash flows for the period November 12, 1999 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead, CPA
--------------------------
    G. Brad Beckstead, CPA

                      General Telephony.com, Inc.
                     (A Development Stage Company)

                            Balance Sheet


Balance Sheet

Assets
                                                    December 31,
                                                        2000
                                                    ------------
Current assets:
  Cash and equivalents                              $   11,302
                                                    ----------
    Total current assets                                11,302
                                                    ----------
Fixed assets, net                                       18,333
                                                    ----------
Total assets                                        $   29,635
                                                    ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                  $      630
  Other current liabilities                                 85
                                                    ----------
    Total current liabilities                              715
                                                    ----------

Stockholders' equity
  Preferred stock, $0.001 par value,
      5,000,000 shares authorized;
      no shares issued and outstanding                       -
  Common stock, $0.001 par value,
      20,000,000 shares authorized; 3,011,300
      shares issued and outstanding                      3,011

Additional paid-in capital                              59,354

Deficit accumulated during development stage           (33,445)
                                                    ----------
                                                        28,920
                                                    ----------
Total Liabilities and Stockholders' Equity          $   29,635
                                                    ==========


The accompanying notes are an integral part of these financial statements.

                      General Telephony.com, Inc.
                     (A Development Stage Company)

                         Statement of Operations




                                    For the years ended   November 12, 1999
                                         December 31       (Inception) to
                                    ---------------------    December 31
                                       2000        1999          2000
                                    ---------    --------   -------------
Revenues                            $ 1,438      $       -    $   1,438
Cost of goods sold                    2,240                       2,240
                                    -------      ---------    ---------
Net profit                             (802)             -         (802)

Expenses:
  General administrative expenses     18,516        12,460       30,976
  Depreciation and amortization        1,667             -        1,667
                                    -------      ---------    ---------
    Total expenses                    20,183        12,460       32,643
                                    -------      ---------    ---------
Net loss                            $(20,985)     $(12,460)    $(33,455)
                                    =========     =========    =========

Weighted average number of
common shares outstanding           2,327,452     1,800,000    2,327,452
                                   ==========     ==========   =========
Loss per share                      $     (0)     $      (0)   $     (0)
                                   ==========     ==========   =========

The accompanying notes are an integral part of these financial statements.

                      General Telephony.com, Inc.
                     (A Development Stage Company)

              Statement of Changes in Stockholders' Equity
                               For the period
                   November 16, 1999 (Date of Inception)
                             to December 31, 2000


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                   Deficit
                     Common Stock                  Accumulated
                     ------------      Additional  During       Total
                                       Paid-in     Development  Stockholders'
                    Shares  Amount     Capital     Stage        Equity
                    ---------------------------------------------------------
November 15, 1999
Shares issued
for cash            1,800,000   $1,800     $   -0-    $   -0-  $   1,800

December 5, 1999
Shares issued
for cash
pursuant to
Rule 506
Offering             840,000       840      41,160                 42,000

Net loss for the
Period ended
December 31, 1999                                       (12,460)  (12,460)
                    --------------------------------------------------------
Balance,
December 31, 1999  2,640,000     2,640      41,160      (12,460)   31,340

May 31, 2000
Shares issued
for cash
pursuant to Rule
504 Offering         371,300       371     18,194                  18,565

Net income for the
Year ended
Dec. 31, 2000                                          (20,985)   (20,985)
                 -----------------------------------------------------------
Balance,
Dec. 31, 2000     3,011,300     $3,011    $59,354    $ (33,445)  $ 28,920
                 ===========================================================


The accompanying notes are an integral part of these financial statements.

                           General Telephony.com, Inc.
                          (A Development Stage Company)

                              Statement of Cash Flows


STATEMENT OF CASH FLOWS


                                     For the years ended   November 12, 1999
                                         December 31       (Inception) to
                                    ---------------------   December 31
                                       2000        1999          2000
                                    ---------    --------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                            $   (20,985) $  (12,460)  $  (33,445)
Adjustments to reconcile net loss
   to net cash used by operating
   activities:

   Depreciation and amortization          1,667           -        1,667
   Increase in accounts payable             630           -          630
   Increase in other current liabilities     85           -           85
                                    -----------    ---------   -----------
Net cash used by operating
   activities                          (18,603)     (12,460)      (31,063)
                                    -----------    ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets             (20,000)            -      (20,000)
                                    -----------     ---------   -----------
Net cash provided (used) by            (20,000)            -      (20,000)
investing activities:               -----------     ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of capital stock            60,565         1,800       62,365
   Stock subscriptions                 (42,000)       42,000            -
                                    -----------    ---------   -----------
Net cash provided by
   financing activities                 18,565        43,800       62,365
                                    -----------    ---------   -----------
Net increase in cash                   (20,038)       31,340       11,302
                                    -----------    ---------   -----------
Cash - beginning                        31,340             -            -
                                    -----------    ---------   -----------
Cash - ending                        $  11,302     $  31,340    $  11,302
                                    ==========     =========    =========

Supplemental disclosures

   Interest paid                     $       -     $       -    $       -
                                     =========     =========    =========
   Income taxes paid                 $       -     $       -    $       -
                                     =========     =========    =========


                           General Telephony.com, Inc.
                                   Footnotes

Note 1 - Significant accounting policies and procedures

Organization
------------

The Company was organized November 12, 1999 (Date of Inception) under the laws of the State of Nevada.

The Company has not commenced significant operations and in accordance with SFAS #7, the Company is considered a development stage company.

The Company is authorized to issue 20,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.


Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Equipment
---------

The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:

                    Telephone equipment    5 years

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

                           General Telephony.com, Inc.
                                   Footnotes

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2000.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2000.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000.

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                           General Telephony.com, Inc.
                                   Footnotes


Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
---------------------

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and
Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

                           General Telephony.com, Inc.
                                   Footnotes



Note 3 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

On November 15, 1999, the Company issued 1,800,000 shares of its $.001 par value common stock to its founders for cash of $1,800.

On May 31, 2000, the Company issued 840,000 shares of its $.001 par value common stock at $.05 per share for cash of $42,000. The shares were issued pursuant to a Regulation D, Rule 506 of the Securities and Exchange Commission Act of 1933 offering.

On December 5, 2000, the Company issued 371,300 shares of its $.001 par value common stock at $.05 per share for cash of $18,565. The shares were issued pursuant to a Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933 offering.

There have been no other issuances of common or preferred stock.

Note 4 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 5 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

-------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable, the Company has had the same accountant since its inception on November 12, 1999.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The names, ages and positions of the Company's directors and executive officers are as follows:


Name                         Age           Position
------------                 ---      -------------------------------
David D. Selmon, Jr.         23       President, Chief Executive
                                      Officer, Chief Financial
                                      Officer, and Director
Melissa Fernandez            21       Secretary, Director


Family relationships
--------------------

The Company's two Officers/Directors are brother and sister.

Work Experience
---------------

David D. Selmon, Jr., President

The Company is managed and led by David D. Selmon, Jr. Mr. Selmon, Jr., spent the past 4 years in the United States Marines. He was responsible for the unit's motor pool maintenance as well as being in charge of a seven (7) man squad to include their military readiness and attitude. He is currently employed at Dave and Buster's Restaurant as a part time bartender.
Mr. Selmon plans to devote 20-25 hours per week to his position as President of General Telephony.com, Inc. He is currently enrolled at Houston Community College.

Melissa Fernandez, Corporate Secretary, formerly Melissa Selmon was married in September, 2000, and changed her last name.

Melissa Fernandez is currently employed at Berryhill's restaurant in Houston as a cashier. She has helped manage nightclubs and other entertainment facilities. She currently helps manage the computers used in retrieving daily data from the Company payphone business (68 phones) and is responsible for programming the phones when necessary. Mrs. Fernandez plans to devote 15-25 hours per week to Her position as Secretary of General Telephony.com, Inc. She is currently enrolled at Houston Community College.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration of Directors and Executive Officers

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2000.


                                                       Number of Shares
                                                       Underlying
                         Position    Salary    Bonus   Options (#)
                         --------  -------- ----------------------
David Selmon, Jr.        President   None      None    None
Melissa Fernandez        Secretary   None      None    None


The Company currently does not have employment agreements with its executive officers. The executive officers will not draw any salary from the Company, and the Company - in order to prudently manage its limited financial resources - does not plan on compensating its executive officers for their present services rendered to the Company for the foreseeable future.

Compensation of Directors
-------------------------

There were no arrangements pursuant to which any director of the Company was compensated for the period from November 12, 1999 (date of inception) to December 31, 2000 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2000, by each person known by General Telephony.com, to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.

                                                   Amount
Title     Name and Address                         of shares             Percent
of        of Beneficial                            held by    Date        of
Class     Owner of Shares          Position        Owner      Purchased   Class
--------------------------------------------------------------------------------

Common    David D. Selmon, Jr.(1)  President/Director  900,000  11/15/99  29.9%

Common    Melissa Fernandez(2)     Secretary/Director  900,000  11/15/99  29.9%

Common    Frank Fisher(3)          Shareholder         420,000  12/05/99  13.9%
-------------------------------------------------------------------------------
Totals:                                              2,220,000            73.7%

Common   All Executive Officers and
         Directors as a Group (2 persons)            1,800,000            59.8%

The percentages listed in the Percent of Class column are based upon 33,011,300 outstanding shares of common stock, which will be the number of outstanding shares of Common Stock as of the Effective Date.


(1)  David D. Selmon, 14601 Bellaire Blvd, Suite 338, Houston, TX  77083.
(2) Melissa Fernandez, (married name) formerly Melissa Selmon, 14601 Bellaire Blvd, Suite 338, Houston, TX 77083.
(3)  Franklin Fisher, Jr. 5433 Westheimer, Suite 500, Houston, TX  77056
     This includes the 140,000 shares of Common Stock beneficially owned by International Fluid Dynamics, which is controlled by Mr. Fisher, and also includes 1400,000 shares of Common Stock beneficially owned by TCA Investments, Inc., which is controlled by Mr. Fisher.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:


EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed November 12, 1999 (1)

  3.2    By-Laws of the Company adopted November 18, 1999 (1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Sample of Stock Certificate (1)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from G. Brad Beckstead, CPA(1)
   23.2  Letter of Consent from G. Brad Beckstead, CPA(2)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule(1)
  27.2   Financial Data Schedule(2)

------------------------------------

(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on October 5, 2000, and incorporated herein by reference.

(2)  Filed herewith.

REPORTS ON FORM 8-K

General Telephony.com, Inc. did not file any reports on Form 8-K during the fiscal year ended December 31, 2000.

                               SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    General Telephony.com, Inc.
                                    -----------------------------
                                           (Registrant)

Dated:  April 11, 2001

By:   /s/ David D. Selmon, Jr.
------------------------------
David D. Selmon, Jr.,
Chairman of the Board,
President and Chief Executive Officer,
Chief Financial Officer


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     General Telephony.com, Inc.
                                    -----------------------------
                                           (Registrant)

Dated:  April 11, 2001

By:   /s/ Melissa Fernandez
---------------------------
Melissa Fernandez,
Secretary and Director