Form 10QSB
period 2001-03-31
GENERAL TELEPHONY COM INC
filed 2001-05-11
CIK 1121795

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-31705
                     ---------------------------------

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


                             (281) 564-6418
                      ---------------------------
                        (Issuer's telephone number)


-------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 3,011,300 shares of Common stock issued and outstanding, par value $0.001 per share as of March 31, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2001.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17

Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
General Telephony.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of General Telephony.com, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period March 29, 2000 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period March 29, 2000 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of General Telephony.com, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 21, 2001, I expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead
---------------------

May 7, 2001

                        General Telephony.com, Inc.
                       (A Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (unaudited)
                                                March 31,    December 31,
Assets                                             2001            2000
                                                ---------     ----------
Current assets:
  Cash                                          $   6,204     $   11,302
                                                ---------     ----------
Total Current Assets                            $   6,204     $   11,302

Equipment, net                                     17,333         18,333
                                                ---------     ----------
Total Assets                                    $  23,537     $   29,635
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                              $       -     $      630
  Other current liabilities                            18             85
                                                ---------     ----------
Total current liabilities                              18            715

Stockholders'Equity

Common stock, $0.001 par value,
     20,000,000 shares authorized;
     3,011,300 shares issued and
     outstanding                                    3,011         3,011
Additional paid-in capital                         59,354        59,354
Deficit accumulated during development stage      (38,846)      (33,445)
                                                ----------     ---------
Total Stockholders' Equity                         23,519        28,920
                                                ---------     ---------
Total Liabilities and Stockholders' Equity      $  23,537     $  29,635
                                                =========     =========


The Accompanying Notes are an Integral Part of These Financial Statements.

                        General Telephony.com, Inc.
                       (A Development Stage Company)

                            Statement of Operations
                                (Unaudited)

            For the Three Months Ending March 31, 2001 and 2000
       and For the Period November 12, 1999 (Inception) to March 31, 2001


STATEMENT OF OPERATIONS

                                                            November 12,
                                      Three Months Ended        1999
                                           March 31,       (Inception) to
                                    ---------------------    March 31,
                                       2001        2000        2001
                                    ---------    --------    -----------
Revenue                             $   1,466    $      -    $     2,904

Costs of services and operating expenses:
  Line charges                          1,261           -          3,501
  Depreciation expense                  1,000           -          2,667
  General and administrative expenses   4,606         525         35,582
                                    ---------    --------    -----------
    Total expenses                      6,867         525         41,750
                                    ---------    --------    -----------
Net income or (loss)                 $ (5,401)   $   (525)   $   (38,846)
                                    =========    ========    ===========

Weighted average number of
    common shares outstanding      3,011,300     1,800,000     2,450,054
                                   =========     =========   ===========
   Net (loss) per share            $   (0.00)    $   (0.00)   $    (0.02)
                                   =========     =========   ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                  Benchmark Technology Corporation
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)
            For the Three Months Ending March 31, 2001 and 2000
       and For the Period November 12, 1999 (Inception) to March 31, 2001


STATEMENT OF CASH FLOWS


                                                            November 12,
                                      Three Months Ended       1999
                                           March 31,       (Inception) to
                                    ---------------------     March 31,
                                       2001        2000         2001
                                    ---------    --------    -----------
Net (loss)                            (5,401)           (525)      (38,846)
Depreciation expense                   1,000               -         2,667
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities (Decrease)
  in other current liabilities          (630)            -               -
  Increase/decrease in other
     current liabilities                 (67)            -              18
                                      -------      -------        ---------
Net cash used by
operating activities                  (5,098)          (525)       (36,161)
                                     -------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                      -             -         (20,000)
                                     -------       -------        ---------
Net cash used by
investing activities                       -             -         (20,000)
                                      ------       -------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                   -             -          62,365
                                      ------       -------        --------
Net cash provided by
financing activities                       -             -          62,365
                                      ------      --------        --------
Net (decrease) increase in cash       (5,098)         (525)          6,204
                                      ------      --------       ---------
Cash - beginning                      11,302        31,340               -
                                      ------      --------       ---------
Cash - ending cash                   $ 6,204      $ 30,815       $   6,204
                                     =======      ========       =========

Supplemental disclosures:

     Interest paid                   $    -       $     -        $      -
                                     =======      =======        ========
     Income taxes paid               $    -       $     -        $      -
                                     =======      =======        ========



The Accompanying Notes are an Integral Part of These Financial Statements.

                         General Telephony.com, Inc.
                        (A Development Stage Company)
                                   Notes


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

                         General Telephony.com, Inc.
                        (A Development Stage Company)
                                   Notes
Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2001.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2000.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2001.

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

                         General Telephony.com, Inc.
                        (A Development Stage Company)
                                   Notes

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

There is no provision for income taxes for the year ended March 31, 2001, due to the net loss and no state income tax in Nevada.

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

                         General Telephony.com, Inc.
                        (A Development Stage Company)
                                   Notes



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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

General Telephony.com, Inc., a pay telephone service company, hereinafter referred to as "General Telephony.com, Inc." or the "
Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on November 12, 1999.

The Company is a development stage pay telephone service company which plans to provide management for the collection of pay telephone coin revenues including the repair and maintenance of existing pay telephone equipment, and the installation of new equipment. As well, it will evaluate the profitability of prospective pay telephone locations and the removal and/or relocation of such equipment as necessary.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

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

This action can have a dramatic effect on the potential profitability of pay telephone management services and has opened up opportunities for smaller companies like General Telephony.com, Inc. The opportunity to set rates is an obvious advantage as it provides the flexibility to create a profitable business. Calls to Information are frequent and provide additional revenues. But perhaps most important, given the number of credit card customers who now access their long-distance provider using an 800 or other toll-free number, the ability to charge long-distance carriers for all those calls placed on the Company's equipment opens another major profit center.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, whether the Company's can develop new markets for its pay telephone business and equipment. As of March 31, 2001, the Company had an accumulated deficit of $38,846. The Company expects that its operating expenses will increase during the next several months, especially in the areas of seeking new locations for its pay telephone equipment. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses for the period ended March 31, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement
Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures.
The Company did not present Diluted EPS since it has a simple capital structure.

Results of Operations
---------------------

As a developmental stage Company, the Company has generated $2,904 in revenues since its inception. During the First Quarter, ended March 31, 2001, the company earned $1,466 in revenues, mainly through the rental of pay telephone equipment owned by the Company. Total expenses for the First Quarter were $6,867, which included: $1,261 in line charges; $1,000 in depreciation expense and $4,606 in general and administrative expenses. During the First Quarter, ended, March 31, 2001, the Company had a net loss of $5,401 as compared to net loss of $525 for the same period last year. Since the Company's inception, it has incurred an accumulated net loss of $38,846. The Company does not have any material commitments for capital expenditures.

Plan of Operation
-----------------

Management does not believe the company will generate any profit until sometime in next Calendar Year as developmental and marketing costs will most likely exceed any anticipated revenues. Management is still in the process of expanding its pay telephone customer base for the Company.

The Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.

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

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Employees
---------

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through March 31, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.


Market For Company's Common Stock
---------------------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. The Company has applied for listing of its Common Stock on the NASDAQ OTC Bulletin Board and is currently in the Comment phase.

There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities
(or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed November 12, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b)By-Laws of the Company adopted November 18, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  4     Instruments Defining the Rights of Security Holders

               (a)Facsimile of specimen common stock certificate, incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENERAL TELEPHONY.COM, INC.
                                      ----------------------------
                                             (Registrant)


Dated:  May 1, 2001

By:   /s/ David D. Selmon, Jr.
------------------------------
David D. Selmon, Jr.,
Chairman of the Board,
President and Chief Executive Officer,
Chief Financial Officer


                                      GENERAL TELEPHONY.COM, INC.
                                      ----------------------------
                                              (Registrant)


Dated:  May 1, 2001

By:   /s/ Melissa Fernandez
---------------------------
Melissa Fernandez,
Secretary and Director