Form 10QSB
period 2001-06-30
GENERAL TELEPHONY COM INC
filed 2001-08-10
CIK 1121795

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 3,011,300 shares of Common stock issued and outstanding, par value $0.001 per share as of June 30, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2001.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
General Telephony.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of General Telephony.com, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and for the period March 29, 2000 (Inception) to June 30, 2001, and statements of cash flows for the six month period ending June 30, 2001 and 2000 and for the period March 29, 2000 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical rocedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 9, 2001

/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

                        General Telephony.com, Inc.
                       (A Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (unaudited)
                                                June 30,      December 31,
Assets                                             2001          2000
                                                ---------     ----------
Current assets:
  Cash                                          $   8,707     $   11,302
                                                ---------     ----------
Total Current Assets                            $   8,707     $   11,302

Equipment, net                                     16,333         18,333
                                                ---------     ----------
Total Assets                                    $  25,040     $   29,635
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                              $   2,466     $      630
  Note payable - related party                      6,250              -
  Other current liabilities                            97             85
                                                ---------     ----------
Total current liabilities                           8,813            715

Stockholders'Equity:

Common stock, $0.001 par value,
     20,000,000 shares authorized;
     3,011,300 shares issued and
     outstanding                                    3,011         3,011
Additional paid-in capital                         59,354        59,354
Deficit accumulated during development stage      (46,138)      (33,445)
                                                ----------     ---------
Total Stockholders' Equity                         16,227        28,920
                                                ---------     ---------
Total Liabilities and Stockholders' Equity      $  25,040     $  29,635
                                                =========     =========


The accompanying Notes are an integral part of these financial statements.

                        General Telephony.com, Inc.
                       (A Development Stage Company)

                            Statement of Operations
                                (unaudited)

          For the Three and Six Months Ending June 30, 2001 and 2000
       and For the Period November 12, 1999 (Inception) to June 30, 2001


STATEMENT OF OPERATIONS
                                                                  November 16,
                       Three Months Ending  Six Months Ending        1999
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $      -   $      -  $  1,466  $      -  $  2,904
                        --------   --------  --------  --------  --------
Cost of services and
  operating expenses:

  Line charges             2,466          -     3,727         -     5,967
  Depreciation expense     1,000          -     2,000         -     3,667
  General and
  administrative
  expenses                 3,826      2,004     8,432     2,529    39,408
                        --------   --------  --------  --------  --------
    Total expenses         7,292      2,004    14,159     2,529    49,042
                        --------   --------  --------  --------  --------
Net (loss)              $ (7,292)  $ (2,004) $(12,693) $ (2,529) $(46,138)
                        =========  ========= ========= ========= =========

Weighted average
   number of
   common shares
   outstanding          3,011,300  2,363,077 3,011,300 2,081,538 2,536,181
                        =========  ========= ========= ========= =========
Net (loss) per share    $  (0.00)  $  (0.00) $  (0.00) $  (0.00) $  (0.02)
                        =========  ========= ========= ========= =========



The accompanying Notes are an integral part of these financial statements.

                  Benchmark Technology Corporation
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (unaudited)
            For the Six Months Ending June 30, 2001 and 2000
       and For the Period November 12, 1999 (Inception) to June 30, 2001


STATEMENT OF CASH FLOWS


                                                            November 12,
                                      Six Months Ended          1999
                                           June 30,       (Inception) to
                                    ---------------------     June 30,
                                       2001        2000         2001
                                    ---------    --------    -----------
Net (loss)                           $(12,693)    $ (2,529)   $(46,138)
Depreciation expense                    2,000            -       3,667
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities
  Increase in accounts payable          1,836            -       2,466
  Increase/(decrease) in
    other current liabilities              12            -          97
                                     --------     --------     --------
Net cash used by
operating activities                  (8,845)       (2,529)    (39,908)
                                     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                      -             -     (20,000)
                                     --------     --------     --------
Net cash used by
investing activities                       -             -     (20,000)
                                     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                   -             -      62,365
Note payable - related party           6,250             -       6,250
                                     --------     --------     --------
Net cash provided by
financing activities                   6,250             -      68,615
                                     --------     --------     --------
Net (decrease) increase in cash       (2,595)       (2,525)      8,707
                                     --------     --------     --------
Cash - beginning                      11,302        31,340            -
                                     --------     --------     --------
Cash - ending cash                   $ 8,707      $ 28,811     $ 8,707
                                     =======      ========     ========

Supplemental disclosures:

     Interest paid                   $    -       $     -      $      -
                                     =======      =======      ========
     Income taxes paid               $    -       $     -      $      -
                                     =======      =======      ========



The accompanying Notes are an integral part of these financial statements.

                        General Telephony.com, Inc.
                      (a Development Stage Company)
                                  Notes


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $46,000 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                       General Telephony.com, Inc.
                      (a Development Stage Company)
                                 Notes

Note 3 - Related party transactions

The Company was loaned $6,250 from Travin Partners, LLLP, a shareholder of the Company.

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

Note 4 - Note payable - related party

A shareholder loaned the Company $6,250. Pursuant to the Promissory Note dated April 30, 2001, the Note is due and payable in full plus interest on April 30, 2002. Interest is calculated on a simple rate of 8% per annum.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, whether the Company's can develop new markets for its pay telephone business and equipment. As of June 30, 2001, the Company had an accumulated deficit of $46,138. The Company expects that its operating expenses will increase during the next several months, especially in the areas of seeking new locations for its pay telephone equipment. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses for the period ended June 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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


Results of Operations
---------------------

As a developmental stage Company, the Company has generated $2,904 in revenues since its inception. During the Second Quarter, ended June 30, 2001, the company did not earn any revenues through its rental of pay telephone equipment owned by the Company. Total expenses for the Second Quarter were $7,292 which included: $2,466 in line charges; $1,000 in depreciation expense and $3,826 in general and administrative expenses. During the Second Quarter, ended, June 30, 2001, the Company had a net loss of $7,292 as compared to net loss of $2,004 for the same period last year. During the first six months of the fiscal year through June 30, 2001, the Company experienced a net loss of $12,693 as compared to a net loss of $2,529 for the same period last year. The increase in net loss was due the cost of line charges of $3,727; depreciation expense of $2,000 and increased general and administrative expenses. Since the Company's inception, it has incurred an accumulated net loss of $46,138. The Company does not have any material commitments for capital expenditures.


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

The Company was loaned $6,250 from Travin Partners, LLP, a shareholder of the Company. A shareholder loaned the Company $6,250. Pursuant to the Promissory Note dated April 30, 2001, the Note is due and payable in full plus interest on April 30, 2002. Interest is calculated on a simple rate of 8% per annum. (See Financial footnotes "Note 3 - Related party transactions" and "Note 4 - Note payable - related party.")

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


Employees
---------

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through June 30, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.


Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "GTPH" and commenced its trading under that symbol on June 5, 2001.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

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

               (b) Form 10-QSB for the quarter ended March 31, 2001. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.


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


Dated:  August 10, 2001

By:   /s/ David D. Selmon, Jr.
------------------------------
David D. Selmon, Jr.,
Chairman of the Board,
President and Chief Executive Officer,
Chief Financial Officer


                                      GENERAL TELEPHONY.COM, INC.
                                      ----------------------------
                                              (Registrant)


Dated:  August 10, 2001

By:   /s/ Melissa Fernandez
---------------------------
Melissa Fernandez,
Secretary and Director