Form 10QSB
period 2001-09-30
GENERAL TELEPHONY COM INC
filed 2001-11-09
CIK 1121795

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 3,011,300 shares of Common stock issued and outstanding, par value $0.001 per share as of September 30, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2001.


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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------


Board of Directors
General Telephony.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of General Telephony.com, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period November 12, 1999 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period November 12, 1999 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

October 29, 2001

/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

                        General Telephony.com, Inc.
                       (A Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                              (unaudited)
                                              September 30,   December 31,
Assets                                             2001          2000
                                                ---------     ----------
Current assets:
  Cash                                          $   4,088     $   11,302
                                                ---------     ----------
Total Current Assets                            $   4,088     $   11,302

Equipment, net                                     15,333         18,333
                                                ---------     ----------
Total Assets                                    $  19,421     $   29,635
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                              $       -     $      630
  Other current liabilities                            52             85
                                                ---------     ----------
Total current liabilities                              52            715
                                                ---------     ----------

Stockholders'Equity:

Common stock, $0.001 par value,
     20,000,000 shares authorized;
     3,011,300 shares issued and
     outstanding                                    3,011         3,011
Additional paid-in capital                         65,604        59,354
Deficit accumulated during development stage      (49,246)      (33,445)
                                                ----------     ---------
Total Stockholders' Equity                         19,369        28,920
                                                ---------     ---------
Total Liabilities and Stockholders' Equity      $  19,421     $  29,635
                                                =========     =========

The accompanying Notes are an integral part of these financial statements.

                        General Telephony.com, Inc.
                       (A Development Stage Company)

                            Statement of Operations
                                (unaudited)

     For the Three and Nine Months Ending September 30, 2001 and 2000 and For the Period November 12, 1999 (Inception) to September 30, 2001


STATEMENT OF OPERATIONS


                     Three Months Ending  Nine Months Ending   Nov 12, 1999
                         September 30,       September 30,    (Inception) to
                     -------------------  ------------------   September 30,
                          2001      2000      2001     2000        2001
                       ----------  -------  -------- --------  -------------
Revenue                 $  2,045   $      -  $  3,511  $      -  $  4,949
                        --------   --------  --------  --------  --------
Cost of services and
  operating expenses:

  Line charges                 -        498     3,727       498     5,967
  Depreciation expense     1,000          -     3,000         -     4,667
  General and
  administrative
  expenses                 4,153     10,147    12,585    13,801    43,561
                        --------   --------  --------  --------  --------
    Total expenses         5,153     10,645    19,312    14,299    54,195
                        --------   --------  --------  --------  --------
Net (loss)              $ (3,108)  $(10,645) $(15,801) $(14,299) $(49,246)
                        =========  ========= ========= ========= =========

Weighted average
   number of
   common shares
   outstanding          3,011,300  2,640,000 3,011,300 2,269,051 2,599,993
                        =========  ========= ========= ========= =========
Net (loss) per share    $  (0.00)  $  (0.00) $  (0.01) $  (0.01) $  (0.02)
                        =========  ========= ========= ========= =========



The accompanying Notes are an integral part of these financial statements.

                      Benchmark Technology Corporation
                        (A Development Stage Company)

                        Statement of Cash Flows
                              (unaudited)
        For the Nine Months Ending September 30, 2001 and 2000
  and For the Period November 12, 1999 (Inception) to September 30, 2001


STATEMENT OF CASH FLOWS


                                                            November 12,
                                      Nine Months Ended        1999
                                        September 30,      (Inception) to
                                    ---------------------   September 30,
                                       2001        2000         2001
                                    ---------    --------    -----------
Net (loss)                           $(15,801)    $(14,299)   $(49,246)
Depreciation expense                    3,000            -       4,667
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities
  Increase in accounts payable           (630)           -           -
  Increase/(decrease) in
    other current liabilities             (33)           -          52
                                     --------     --------     --------
Net cash (used) by
operating activities                  (13,464)     (14,299)    (44,527)
                                     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                      -             -     (20,000)
                                     --------     --------     --------
Net cash used by
investing activities                       -             -     (20,000)
                                     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                   -             -      62,365
Contributed capital                    6,250             -       6,250
                                     --------     --------     --------
Net cash provided by
financing activities                   6,250             -      68,615
                                     --------     --------     --------
Net (decrease) increase in cash       (7,214)      (14,299)      4,088
                                     --------     --------     --------
Cash - beginning                      11,302        31,340            -
                                     --------     --------     --------
Cash - ending cash                   $ 4,088      $ 17,041     $ 4,088
                                     =======      ========     ========

Supplemental disclosures:

     Interest paid                   $    -       $     -      $      -
                                     =======      =======      ========
     Income taxes paid               $    -       $     -      $      -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $49,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans toraise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        General Telephony.com, Inc.
                       (a Development Stage Company)
                                   Notes




Note 3 - Related party transactions

A shareholder donated $6,250 to the Company as additional paid-in capital.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Shareholders equity

A shareholder contributed $6,250 to the Company as additional paid-in capital.

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

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, whether the Company's can develop new markets for its pay telephone business and equipment. As of September 30, 2001, the Company had an accumulated deficit of $49,246. The Company expects that its operating expenses will increase during the next several months, especially in the areas of seeking new locations for its pay telephone equipment. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses for the period ended September 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Financial Footnote 2, management believes it has enough funds to operate for the next six (6) months without the need to raise additional capital to meet its obligations in the normal course of business.

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


Results of Operations
---------------------

As a developmental stage Company, the Company has generated $4,949 in revenues since its inception. During the Third Quarter, ended September 30, 2001, the company did earned $2,045 in revenues through its rental of pay telephone equipment owned by the Company. Total expenses for the Third Quarter were $5,153 which included: $1,000 in depreciation expense and $4,153 in general and administrative expenses. During the Third Quarter, ended, September 30, 2001, the Company had a net loss of $3,108 as compared to net loss of $10,645 for the same period last year. During the first nine months of the fiscal year through September 30, 2001, generated $3,511 in revenues as compared to no revenues for the same period last year and experienced a net loss of $15,801 as compared to a net loss of $14,299 for the same period last year. The increase in net loss was due the cost of line charges of $3,727; depreciation expense of $3,000 and increased general and administrative expenses. Since the Company's inception, it has incurred an accumulated net loss of $49,246. The Company does not have any material commitments for capital expenditures.


Plan of Operation
-----------------

Management does not believe the company will generate any profit until sometime in next Calendar Year as developmental and marketing costs will most likely exceed any anticipated revenues. Management is still in the process of expanding its pay telephone customer base for the Company.

The Company believes it has enough monies to sustain itself for the next Six (6) months, during this developmental process.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On November 15, 1999, the Company issued 1,800,000 shares of its $.001 par value common stock for cash of $1,800.

On December 5, 2000, the Company issued 840,000 shares of its $.001 par value common stock at $.05 per share for cash of $42,000 to nine unaffiliated investors. The shares were issued pursuant to a Securities and Exchange Commission Rule 506 offering. The Company filed an original Form D with the Securities and Exchange Commission.

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

At September 30, 2001, the Company had working capital of $4,088 in cash. This included a contribution from a shareholder who contributed to the Company the sum of $6,250. (See Financial footnotes "Note 3 - Related party transactions" and "Note 4 - Shareholders equity.")

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital or additional revenues, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern, it will need to either increase its customer base or find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; a 505/506 Offering; or developing a strategic alliance with a better funded company. Financial Footnote 2 states: " These conditions raise substantial doubt about the Company's ability to continue as a going concern."

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Employees
---------

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through September 30, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

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

               (b) Form 10-QSB for the quarters ended March 31, 2001 and June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.


  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

(b)   Reports filed on Form 8-K

None during the Quarter ended September 30, 2001.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENERAL TELEPHONY.COM, INC.
                                      ----------------------------
                                             (Registrant)


Dated:  November 8, 2001

By:   /s/ David D. Selmon, Jr.
------------------------------
David D. Selmon, Jr.,
Chairman of the Board,
President and Chief Executive Officer,
Chief Financial Officer