Form 10KSB
period 2001-12-31
GENERAL TELEPHONY COM INC
filed 2002-03-28
CIK 1121795

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                   Commission file number:  0-31705

                      General Telephony.com, Inc.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)


             Nevada                             91-2007477
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

    14601 Bellaire Blvd., Suite 338, Houston TX           77083
   ---------------------------------------------         -------
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

     State issuer's revenues for its most recent fiscal year.  $3,511.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $0.00

     As of December 31, 2001, the issuer had 3,011,300 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.


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

General Telephony.com, Inc. target market is the city of Houston, Texas, where the company is headquartered, and a radius of 100 miles around

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

(a)  Limited Operating History

The Company has a limited operating history having been incorporated in the State of Nevada on November 12, 1999. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Houston, Texas and commencing with initial operational plans. The Company has yet to generate any revenues. As of the date of this offering circular, the Company has developed a business plan, established administrative offices and started to identify prospective customers for the collection of pay telephone coin revenues, repair and maintenance of existing pay telephone equipment.

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

(b)  Anticipated Losses for the Foreseeable Future

The Company has prepared audited financial statements as of December 31, 2001, reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient revenues or financing to continue its development and operational activities. It is important to note that even if the appropriate financing is received or the Company is able to generate additional revenues, there is no guarantee that the Company will ever be able to operate.

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

(h) Lack Of Experience On The Part Of Management

As stated above, the Company currently relies exclusively upon the services and expertise of David D. Selmon, Jr. and Melissa Fernandez. However, neither David D. Selmon, Jr., nor Melissa Fernandez are experienced in the pay telephone industry, which results in a substantial handicap in their being able to establish credibility in the industry that the Company seeks to enter. They are also relatively young (Mr. Selmon is 24, and Mrs.
Fernandez is 24) and lack experience in the business world. Especially in a climate so filled with changes that even seasoned business people are sometimes hard pressed to stay abreast of them, this could cause problems if quick decisions need to be made when facing unforeseen or difficult situations.

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

Furthermore, in 1995 the total revenue from local exchange company ("ILEC") payphones was $135,440,523. and that of non-ILEC payphones was $293,233 or 0.22% of the total revenues. In 1996, the ILEC revenue was $138,824,311 and that of non-ILEC payphones was $329,816. or 0.24%. In 1997, the total was $182,119,540. and the non-ILEC payphones' revenues had grown to $685,162. or 0.37% of the total, indicating steady growth of non-ILEC, that is to say, privately-managed pay telephones. It is relatively difficult to get accurate figures; the Southwestern Bell System, for example, considers these data to be "proprietary," and refuses to divulge even the number of its payphone sites, let alone specifics about their locations or profits. This protection of statistical information to reach accurate figures speaks powerfully to the vulnerability the ILEC provider(s) feel as deregulation opens up more opportunities to small private providers like the Company.

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

7) Present Licensing Status

None -- Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate offices are located at: 14601 Bellaire Blvd., Suite 338, Houston TX 77083, phone: (281) 564-6418 The office space is provided by the officer of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, General telephony, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual shareholder meeting on December 18, 2001, at which time, the company's shareholders elected the two directors of the Company to serve another term of one year.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

On June 5, 2001, the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol "GTPH." Since the Company was approved for trading, no shares have been traded as a very limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 2001                                  HIGH              LOW
--------------------------------             ----              ----

Quarter ended June 30, 2001                  $0.00             $0.00
Quarter ended September 30, 2001             $0.00             $0.00
Quarter ended December 31, 2001              $0.00             $0.00


(ii) Dividends
--------------

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

(iii) Holders
-------------

The approximate number of holders of record of common stock as of December 31, 2001 was approximately fifty-eight (58).

(iv)  Liquidity and Capital Resources
-------------------------------------

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

In April, 2001, a shareholder contributed $6,250 to the Company as additional paid-in capital.

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

The Company provides management for the collection of pay telephone coin revenues including the repair and maintenance of existing pay telephone equipment, and the installation of new equipment. As well, it will evaluate the profitability of prospective pay telephone locations and the removal and/or relocation of such equipment as necessary. At some point in the future, the Company plans to set up a website, where sales and be tracked and service provided. However, the Company does not have the resources to establish this website at this time.

Initially, the market that General Telephony.com, Inc. plans to target is the city of Houston, Texas, where the company is headquartered, and a radius of 100 miles around Houston. Once it has established this foothold, the Company will expand its horizons to include larger portions of the state of Texas and surrounding states, from which territory it can perfect its replicable techniques, link with other regions, and establish a national presence. Management recognizes that the Company needs to be further capitalize before it can initiate its business plan.

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

The Company has not incurred any research and development costs from November 12, 1999 (date of inception) through December 31, 2001. Any research activities are not expected to be borne by any of the Company's customers, but rather by the Company.

(c) The Company does not expect to purchase or sell any of its facilities or equipment.


Results of Operations
---------------------

For the calendar year ending December 31, 2001, the Company generated $3,511 in revenues as compared to $1,438 for the same period last year. The cost of goods sold amounted to $3,727, which resulted in a gross loss of ($216). General and administrative expenses for the calendar year were $20,039, this Resulted in a net loss of ($20,255) or ($0.01) per share as compared to a Net loss of ($20,985) or ($0.01) for the same period last year. The Company does not expect to generate any significant revenues over the next twelve months, as it is still developing its customer base. Since the Company's inception on November, 16, 1999 through December 31, 2001, the Company experienced net losses of $53,700. The bulk of these expenses ($52,682) were for general and administrative costs, accounting purposes, legal fees and filing fees.

ITEM 7.  FINANCIAL STATEMENTS.


                          GENERAL TELEPHONY.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2001 AND 2000

                                   CONTENTS



CONTENTS

                                                            PAGE
INDEPENDENT AUDITORS' REPORT                                F-1
BALANCE SHEETS                                              F-2
STATEMENTS OF OPERATIONS                                    F-3
STATEMENT OF STOCKHOLDERS' EQUITY                           F-4
STATEMENTS OF CASH FLOWS                                    F-5
NOTES TO FINANCIAL STATEMENTS                               F-6-8


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of General Telephony.com, Inc.:

We have audited the accompanying balance sheet of General Telephony.com, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of General Telephony.com, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from November 12, 1999 (inception) to December 31, 2000, were audited by other auditors whose report thereon, dated March 21, 2001, expressed an unqualified opinion on those statements. The financial statements for the period November 12, 1999 (inception) through December 31, 2000, reflect total revenue and a net loss of $1,438 and $33,455, respectively, of the related totals. The other auditors' report has been furnished to us, and or opinion, insofar as it relates to the amount included for such prior period is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of GENERAL TELEPHONY.COM, INC. as of December 31, 2001 and 2000, the results of its operations and its cash flows for the years then ended, and for the period from November 12, 1999 (inception) to December 31 2001, in conformity with accounting principles generally accepted in the United States of America.


                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                     Certified Public Accountants
New York, New York

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET





BALANCE SHEET


                                                           December 31,
                                                     ------------------------
                                                        2001          2000
                                                     -----------  -----------
ASSETS
   Cash and cash equivalents                         $       687  $    11,302
                                                     -----------  -----------
     Total current assets                                    687       11,302

Property and equipment, net of accumulated
  depreciation of $5,667 and $1,667                       14,333       18,333
                                                     -----------  -----------
     TOTAL ASSETS                                    $    15,020  $    29,635
                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                     105          715
                                                     -----------  -----------
     Total current liabilities                               105          715
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                          -            -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  3,011,300 shares issued and outstanding                  3,011        3,011
  Additional paid-in capital                              65,604       59,354
  Deficit accumulated during
   the development stage                                (53,700)     (33,445)
                                                     -----------  -----------
     Total stockholders' equity                           14,915       28,920
                                                     -----------  -----------
     Total liabilities and stockholders' equity      $    15,020  $    29,635









The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS





STATEMENTS OF OPERATIONS


                                                                November 12,
                                                                    1999
                                         For the Year Ended    (Inception) to
                                            December 31,        December 31,
                                       ----------------------
                                          2001        2000          2001
                                       ----------  ----------  --------------
Revenue                                $    3,511  $    1,438  $        4,949
Cost of good sold                           3,727       2,240           5,967
                                       ----------  ----------  --------------
Gross profit (loss)                         (216)       (802)         (1,018)
General and administrative expenses        20,039      20,183          52,682
                                       ----------  ----------  --------------
Loss from operations before provision
for income taxes                         (20,255)    (20,985)        (53,700)
Provision for income taxes                      -           -               -
                                       ----------  ----------  --------------
Net loss                               $ (20,255)  $ (20,985)    $   (53,700)
                                       ==========  ==========  ==============
Net loss per share - basic and diluted $   (0.01)  $   (0.01)  $       (0.02)
                                       ==========  ==========  ==============
Weighted average number of
  common shares                         3,011,300   2,857,694       2,843,273
                                       ==========  ==========  ==============















The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY




STATEMENT OF STOCKHOLDERS' EQUITY


                                                      Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital        Stage      Equity
                      ---------  ------  ---------  ----------- -------------
Balance, Nov 12,
 1999 (Inception)             -  $    -  $       -  $         - $           -
Issuance of founder
  shares for cash,
  November 15, 1999   1,800,000   1,800          -            -         1,800
Shares issued for
cash at $0.05 per
share
  (pursuant to
  Rule 506 offering),
  December 5, 1999      840,000     840     41,160            -        42,000
Net loss                      -       -          -     (12,460)      (12,460)
                      ---------  ------  ---------  ----------- -------------
Balance, December 31,
 1999                 2,640,000   2,640     41,160     (12,460)        31,340

Shares issued for
 cash at $0.05 per
 share
  (pursuant to
  Rule 504 offering),
  May 31, 2000          371,300     371     18,194            -        18,565

Net income                    -       -          -     (20,985)      (20,985)
                      ---------  ------  ---------  ----------- -------------
Balance, Dec 31,2000  3,011,300   3,011     59,354     (33,445)        28,920

Shareholder Contrib.          -       -      6,250            -         6,250

Net Loss                      -       -          -     (20,255)      (20,255)
                      ---------  ------  ---------  ----------- -------------
Balance, Dec 31,2001  3,011,300  $3,011  $  65,604  $  (53,700) $      14,915
                      =========  ======  =========  =========== =============












The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS




STATEMENT OF CASH FLOWS



                                                                 November 12,
                                                                     1999
                                          For the Year Ended   (Inception) to
                                             December 31,        December 31,
                                            2001       2000         2001
                                         ---------  ---------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                 $(20,255)  $(20,985)  $     (53,700)
Adjustments to reconcile net loss to net
  Cash used by operating activities:
  Depreciation and amortization              4,000      1,667           5,667
  Increase(decrease) in accounts payable     (610)        715             105
                                         ---------  ---------  --------------
NET CASH USED IN OPERATING ACTIVITIES     (16,865)   (18,603)        (47,928)
                                         ---------  ---------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                       -   (20,000)        (20,000)
                                         ---------  ---------  --------------
NET CASH USED BY INVESTING ACTIVITIES            -   (20,000)        (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder contributions                  6,250          -           6,250
  Issuance of capital stock                      -     60,565          62,365
  Stock subscriptions                            -   (42,000)               -
                                         ---------  ---------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES    6,250     18,565          68,615
                                         ---------  ---------  --------------
  Net change in cash                      (10,615)   (20,038)             687
  Cash - beginning of period                11,302     31,340               -
                                         ---------  ---------  --------------
  Cash - end of period                   $     687  $  11,302  $          687
                                         =========  =========  ==============
Supplemental Information:
  Cash payments made for:
    Income taxes                         $       -  $       -  $            -
                                         =========  =========  ==============
    Interest                             $       -  $       -  $            -
                                         =========  =========  ==============


The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



 NOTE 1 - DESCRIPTION OF BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
          ACCOUNTING POLICIES

          Nature of Operations
          --------------------
          General Telephony.com, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on November 12, 1999.

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with
          original   maturities   of  three  months  or  less  to  be   cash
          equivalents.

          Long-Lived Assets
          -----------------
          Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          Earnings Per Share
          ------------------
          The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company had no securities that would effect loss per share if they were to be dilutive.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



 NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Comprehensive Income
          SFAS No. 130, "Reporting Comprehensive Income,"establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

NOTE 2 -  INCOME TAXES

          The components  of  the  provision  for income taxes for the period from January 1, 2001 to December 31, 2001 are as follows:

           Current Tax Expense
             U.S. Federal                           $           -
             State and Local                                    -
           Total Current                                        -

           Deferred Tax Expense
             U.S. Federal                                       -
             State and Local                                    -
           Total Deferred                                       -

           Total Tax Provision (Benefit) from
            Continuing Operations                   $           -

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                             34.0%
          Effect of Valuation Allowance                   (   34.0)%
          Effective Income Tax Rate                            0.0%

          At December 31, 2001, the Company had net carryforward losses of $53,700. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 2 -  INCOME TAXES (Continued)

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:

          Deferred Tax Assets
           Loss Carryforwards                           $    1,800

           Less:  Valuation Allowance                     (  1,800)
           Net Deferred Tax Assets                      $        -

          Net operating loss carryforwards expire in 2021.

NOTE 3 -  COMMON STOCK

          On November 15, 1999, the Company issued 1,800,000 shares of its $0.001 par value common stock to its founders for cash of $1,800.

          On May 31, 2000, the Company issued 840,000 shares of its $0.001 par value common stock at $0.05 per share for cash of $42,000. The shares were issued pursuant to Regulation D, Rule 506 of the Securities and Exchange Commission Act of 1933 offering.

          On December 5, 2000, the Company issued 371,300 shares of its $0.001 par value common stock at $0.05 per share for cash of $18,565. The shares were issued pursuant to a Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933 offering.

          In April 2001, a shareholder contributed $6,250 to the Company as additional paid-in capital.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities. If specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

          In April 2001, a shareholder contributed $3,750 to the Company as additional paid-in capital.

-------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 18, 2002, the Company filed a Current Report on Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Account."


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The names, ages and positions of the Company's directors and executive officers are as follows:


Name                         Age           Position
------------                 ---      -------------------------------
David D. Selmon, Jr.         24       President, Chief Executive
                                      Officer, Chief Financial
                                      Officer, and Director
Melissa Fernandez            22       Secretary, Director


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

Compensation of Directors
-------------------------

There were no arrangements pursuant to which any director of the Company was compensated for the period from November 12, 1999 (date of inception) to December 31, 2001 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2001, by each person known by General Telephony.com, to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.

                                                   Amount
Title     Name and Address                         of shares             Percent
of        of Beneficial                            held by    Date        of
Class     Owner of Shares          Position        Owner      Purchased   Class
--------------------------------------------------------------------------------

Common    David D. Selmon, Jr.(1)  President/Director  900,000  11/15/99  29.9%

Common    Melissa Fernandez(2)     Secretary/Director  900,000  11/15/99  29.9%

Common    Franklin Fisher, Jr.(3)  Shareholder         420,000  12/05/99  13.9%
-------------------------------------------------------------------------------
Totals:                                              2,220,000            73.7%

All Executive Officers and
Directors as a Group (2 persons)                     1,800,000            59.8%

The percentages listed in the Percent of Class column are based upon 3,011,300 outstanding shares of common stock, which will be the number of outstanding shares of common stock as of the effective date.


(1)  David D. Selmon, Jr. 14601 Bellaire Blvd, Suite 338, Houston, TX  77083.
(2) Melissa Fernandez, (married name) formerly Melissa Selmon, 14601 Bellaire Blvd, Suite 338, Houston, TX 77083.
(3)  Franklin Fisher, Jr., One Riverway, Suite 1700, Houston, TX  77056.
     This includes the 140,000 shares of Common Stock beneficially owned by International Fluid Dynamics, which is controlled by Mr. Fisher, and also includes 1400,000 shares of Common Stock beneficially owned by TCA Investments, Inc., which is controlled by Mr. Fisher.

Persons Sharing Ownership of Control of Shares

No persons other than David D. Selmon, Jr., Melissa Fernandez and
Franklin C. Fisher, Jr. own or share the power to vote five percent (5%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants, to perform audited financials for the Company. Merdinger, Fruchter, Rosen & Corso, P.C., owns no stock in the Company. The company has no formal contracts with its accountant, they are paid on a fee for service basis through a separate escrow account.

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

(2) Previously filed as an exhibit to our Annual Report on Form 10-KSB (the "Annual Report"), which was filed on April 11, 2000, and incorporated herein by reference.


REPORTS ON FORM 8-K

The Company filed a Current Report dated March 18, 2002, pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting."

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

Dated:  March 28, 2002

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

                                     General Telephony.com, Inc.
                                    -----------------------------
                                           (Registrant)

Dated:  March 28, 2002

By:   /s/ Melissa Fernandez
---------------------------
Melissa Fernandez,
Secretary and Director