Form 10QSB
period 2002-03-31
GENERAL TELEPHONY COM INC
filed 2002-05-13
CIK 1121795

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 3,011,300 shares of Common stock issued and outstanding, par value $0.001 per share as of March 31, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2002.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statement of Stockholders' Equity (unaudited)........   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................   8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET


BALANCE SHEET
                                                     (unaudited)
                                                      March 31,   December 31,
                                                        2002          2001
                                                     -----------  -----------
ASSETS
   Cash and cash equivalents                         $       555  $       687
                                                     -----------  -----------
     Total current assets                                    555          687

Property and equipment, net of accumulated
  depreciation of $999 and $5,667                         13,334       14,333
                                                     -----------  -----------
     TOTAL ASSETS                                    $    13,889  $    15,020
                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                       -          105
                                                     -----------  -----------
     Total current liabilities                                 -          105
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                          -            -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  3,011,300 shares issued and outstanding                  3,011        3,011
  Additional paid-in capital                              65,604       65,604
  Deficit accumulated during
   the development stage                                 (54,726)     (53,700)
                                                     -----------  -----------
     Total stockholders' equity                           13,889       14,915
                                                     -----------  -----------
     Total liabilities and stockholders' equity      $    13,889  $    15,020
                                                     ===========  ===========



The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (unaudited)




STATEMENTS OF OPERATIONS


                                                                November 12,
                                                                   1999
                                         For the Qtr. Ended   (Inception) to
                                            March 31,            March 31,
                                       ----------------------
                                          2002        2001          2002
                                       ----------  ----------  --------------
Revenue                                $        -  $    1,466  $        4,949
Cost of good sold                               -       1,261           5,967
                                       ----------  ----------  --------------
Gross profit (loss)                             -         205          (1,018)
General and administrative expenses            27       4,606          49,077
Depreciation expenses                         999       1,000           6,667
                                       ----------  ----------  --------------
Loss from operations before provision
for income taxes                           (1,026)    (5,401)        (54,726)
Provision for income taxes                      -           -               -
                                       ----------  ----------  --------------
Net loss                               $   (1,026)  $ (5,401)    $   (54,726)
                                       ==========  ==========  ==============
Net loss per share - basic and diluted $   (0.00)  $   (0.00)  $       (0.02)
                                       ==========  ==========  ==============
Weighted average number of
  common shares                         3,011,300   3,011,300       2,843,273
                                       ==========  ==========  ==============



The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (unaudited)



STATEMENT OF STOCKHOLDERS' EQUITY


                                                      Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital        Stage      Equity
                      ---------  ------  ---------  ----------- -------------
Balance, Nov 12,
 1999 (Inception)             -  $    -  $       -  $         - $           -
Issuance of founder
  shares for cash,
  November 15, 1999   1,800,000   1,800          -            -         1,800
Shares issued for
cash at $0.05 per
share
  (pursuant to
  Rule 506 offering),
  December 5, 1999      840,000     840     41,160            -        42,000
Net loss                      -       -          -     (12,460)      (12,460)
                      ---------  ------  ---------  ----------- -------------
Balance, December 31,
 1999                 2,640,000   2,640     41,160     (12,460)        31,340

Shares issued for
 cash at $0.05 per
 share
  (pursuant to
  Rule 504 offering),
  May 31, 2000          371,300     371     18,194            -        18,565

Net income                    -       -          -     (20,985)       (20,985)
                      ---------  ------  ---------  ----------- -------------
Balance, Dec 31,2000  3,011,300   3,011     59,354     (33,445)        28,920

Shareholder Contrib.          -       -      6,250            -         6,250

Net Loss                      -       -          -     (20,255)       (20,255)
                      ---------  ------  ---------  ----------- -------------
Balance, Dec 31,2001  3,011,300  $3,011  $  65,604  $  (53,700) $      14,915
                      ---------  ------  ---------  ----------- -------------
Net Loss                                                (1,026)        (1.026)
                      ---------  ------  ---------  ----------- -------------
Balance, Mar 31,2002  3,011,300  $3,011  $  65,604  $  (54,726) $      13,889
                      =========  ======  =========  =========== =============




The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (unaudited)


STATEMENT OF CASH FLOWS



                                                                 November 12,
                                                                     1999
                                          For the Qtr. Ended   (Inception) to
                                               March 31,          March 31,
                                            2002       2001         2002
                                         ---------  ---------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                 $    (27)  $  (5,401)  $     (54,726)
Adjustments to reconcile net loss to net
  Cash used by operating activities:
  Depreciation and amortization               999       1,000           6,666
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities (Decrease)
  in other current liabilities             (1,104)       (630)              -
  Increase(decrease) in accounts payable        -         (67)              -
                                         ---------  ---------  --------------
NET CASH USED IN OPERATING ACTIVITIES        (132)     (5,098)       (48,060)
                                         ---------  ---------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                       -         -          (20,000)
                                         ---------  ---------  --------------
NET CASH USED BY INVESTING ACTIVITIES            -         -          (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder contributions                      -          -           6,250
  Issuance of capital stock                      -          -          62,365
  Stock subscriptions                            -          -               -
                                         ---------  ---------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        -          -          68,615
                                         ---------  ---------  --------------
  Net change in cash                          (132)    (5,098)            555
  Cash - beginning of period                   687     11,302               -
                                         ---------  ---------  --------------
  Cash - end of period                   $     555  $   6,204  $          555
                                         =========  =========  ==============
Supplemental Information:
  Cash payments made for:
    Income taxes                         $       -  $       -  $            -
                                         =========  =========  ==============
    Interest                             $       -  $       -  $            -
                                         =========  =========  ==============


The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002


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

           Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product.

 NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Interim Financial Information
           -----------------------------
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

 NOTE 3 -  RELATED PARTY TRANSACTIONS

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

Houston, Texas, the Company's target area, is the fourth-largest city in the United States. Though its economy was dramatically impaired by the world-wide oil crisis of the early-80's, its economy has improved steadily ever since and its current rates of employment and economic activity are impressive and mark over fifteen years of continuous growth. According to the U.S. Census Bureau, Harris County, the county that includes Houston and the area surrounding it, is the first largest county in the United States with a population of 3,250,404 people and is 1,788 square miles in area. It has some 1.5 million payphones.

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, whether the Company's can develop new markets for its pay telephone business and equipment. As of March 31, 2002, the Company had an accumulated deficit of $54,726. The Company expects that its operating expenses will increase during the next several months, especially in the areas of seeking new locations for its pay telephone equipment. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern - The Company experienced operating losses for the period ended March 31, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; seeking a merger candidate; or developing a strategic alliance with a better funded company

Loss Per Share - The Company adopted the provisions of Statement
Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per
Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.


Results of Operations
---------------------

As a developmental stage Company, the Company has generated $4,949 in revenues since its inception. During the First Quarter, ended March
31, 2002, the company did earned any revenues as compared to $1,466 for the same period last year. Total expenses for the First Quarter were $1,026 which included: $999 in depreciation expense and $27 in general and administrative expenses, this compares to a net loss of $5,401 for the same period last year. Since the Company's inception, it has incurred an accumulated net loss of $54,726. The Company does not have any material commitments for capital expenditures.


Plan of Operation
-----------------

Management does not believe the company will generate any profit until sometime in next Calendar Year as developmental and marketing costs will most likely exceed any anticipated revenues. Management is still in the process of expanding its pay telephone customer base for the Company.

Management is assessing other strategic opportunities for the Company, this includes but is not limited to: identifying new business opportunities, finding additional funding, completing an acquisition of, or merger with an operating company. No assurances can be given as to Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On November 15, 1999, the Company issued 1,800,000 shares of its $.001 par value common stock for cash of $1,800.

On December 5, 2000, the Company issued 840,000 shares of its $.001 par value common stock at $.05 per share for cash of $42,000 to Three unaffiliated investors. The shares were issued pursuant to a Securities and Exchange Commission Rule 506 offering. The Company filed an original Form D with the Securities and Exchange Commission.

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

At March 31, 2002, the Company had working capital of $4,088 in cash. This included a contribution from a shareholder who contributed to the Company the sum of $6,250.

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

Employees
---------

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through March 31, 2002. The Company does not plan to hire any additional employees until it can become an profitable entity.


Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "GTPH" and commenced its trading under that symbol on June 5, 2001. As of March 31, 2002, no shares have been traded as a very limited market exists for the trading of the Company's common stock.


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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.

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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000 and December 31, 2001. Incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the quarter ended March 31, 2001 June 30, 2001 and September 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.


 (b)   Reports filed on Form 8-K

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


Dated:  May 10, 2002

By:   /s/ David D. Selmon, Jr.
------------------------------
David D. Selmon, Jr.,
Chairman of the Board,
President and Chief Executive Officer,
Chief Financial Officer