Form 10QSB/A
period 2002-03-31
GENERAL TELEPHONY COM INC
filed 2002-05-17
CIK 1121795

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               AMENDMENT NO. 1 TO

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


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Statement of Stockholders' Equity (unaudited)........   7
          Notes to Financial Statements........................   8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  17

Item 2.   Changes in Securities and Use of Proceeds............  17

Item 3.   Defaults upon Senior Securities......................  17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  17

Item 5.   Other Information..................................... 17

Item 6.   Exhibits and Reports on Form 8-K...................... 18

Signatures...................................................... 19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002, follow.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                  (UNAUDITED)


BALANCE SHEET

                                                        March 31,   December 31,
                                                          2002          2001
                                                        ---------   ------------
ASSETS
   Cash and cash equivalents                            $     555   $        687
                                                        ---------   ------------
     Total current assets                                     555            687

Property and equipment, net of accumulated
  depreciation of $5,667 and $1,667                        14,333         14,333
                                                        ---------   ------------
     TOTAL ASSETS                                       $  15,020   $     15,020
                                                        =========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                        -            105
                                                        ---------   ------------
     Total current liabilities                                  -            105
                                                        ---------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                           -              -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  3,011,300 shares issued and outstanding                   3,011          3,011
  Additional paid-in capital                               65,604         65,604
  Deficit accumulated during
   the development stage                                 (54,727)       (53,700)
                                                        ---------   ------------
     Total stockholders' equity                            13,888         14,915
                                                        ---------   ------------

     Total liabilities and stockholders' equity         $  13,888   $     15,020
                                                        =========   ============


The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


STATEMENTS OF OPERATIONS
                                                                November 12,
                                                                   1999
                                        For the Year Ended    (Inception) to
                                              March 31,         March 31,
                                       --------------------  ----------------
                                         2002        2001          2002
                                       ---------  ---------  ----------------
Revenue                                $       -  $   1,466  $         4,949

Cost of good sold                              -      1,261            5,967
                                       ---------  ---------  ----------------
Gross profit (loss)                            -        205           (1,018)

General and administrative expenses        1,027      5,606           53,709
                                       ---------  ---------  ----------------
Loss from operations before provision
   for income taxes                      (1,027)    (5,401)          (54,727)
Provision for income taxes                     -          -                 -
                                       ---------  ---------  ----------------
Net loss                               $ (1,027)  $ (5,401)  $       (54,727)
                                       =========  =========  ================
Net loss per share - basic and diluted $       -  $       -  $         (0.02)
                                       =========  =========  ================
Weighted average number of
   common shares                       3,011,300  3,011,300        2,855,265
                                       =========  =========  ================

The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



STATEMENT OF CASH FLOWS

                                                                    November 12,
                                                                       1999
                                        For the Three Months Ended (inception)to
                                                   March 31,         March 31,
                                              --------------------
                                                2002       2001        2002
                                              ---------  --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      $  1,000   $  1,000  $      6,667
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation expense                          (1,027)    (5,401)      (54,727)
  Increase(decrease) in accounts payable
    and accrued expenses                          (105)      (697)             -
                                              ---------  --------- -------------
NET CASH USED IN OPERATING ACTIVITIES             (132)    (5,098)      (48,060)
                                              ---------  --------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                            -          -      (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                            -          -       62,365
  Shareholder contributions                           -          -        6,250
                                              ---------  --------- -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             -          -       68,615
                                              ---------  --------- -------------

  (Decrease) increase in cash and cash
     equivalents                                  (132)    (5,098)          555


  Cash - beginning of period                        687     11,302            -
                                              ---------  --------- -------------

  Cash - end of period                        $     555  $   6,204 $        555
                                              =========  ========= =============

Supplemental Information:
  Cash payments made for:
    Income taxes                              $       -  $       - $          -
                                              =========  ========= =============
    Interest                                  $       -  $       - $          -
                                              =========  ========= =============

The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY



STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                                            Additional During the     Total
                              Common Stock   Paid-In   Development Stockholders'
                          -----------------
                            Shares   Amount  Capital      Stage       Equity
                          ---------  ------ ---------- ----------- -------------
Balance,
 Nov 12, 1999 (Inception)         -  $    - $        - $         - $          -

Issuance of founder
 shares for cash,
 November 15, 1999        1,800,000   1,800          -           -        1,800

Shares issued for cash
 at $0.05 per share
 (pursuant to Rule 506
 offering),
 December 5, 1999           840,000     840     41,160           -       42,000

Net loss                          -       -          -    (12,460)      (12,460)
                          ---------  ------ ---------- ----------- -------------

Balance, Dec 31, 1999     2,640,000   2,640     41,160    (12,460)       31,340

Shares issued for cash at
 $0.05 per share(pursuant
 to Rule 504 offering),
 May 31, 2000               371,300     371     18,194           -       18,565

Net income                        -       -          -    (20,985)      (20,985)
                          ---------  ------ ---------- ----------- -------------

Balance, Dec 31, 2000     3,011,300   3,011     59,354    (33,445)       28,920

Shareholder Contribution          -       -      6,250           -        6,250

Net Loss                          -       -          -    (20,255)      (20,255)
                          ---------  ------ ---------- ----------- -------------

Balance, Dec 31, 2001     3,011,300   3,011     65,604    (53,700)       14,915

Net loss                          -       -          -     (1,027)       (1,027)
                          ---------  ------ ---------- ----------- -------------

Balance, March 31, 2002   3,011,300  $3,011 $   65,604 $  (54,727) $     13,888
                          =========  ====== ========== =========== =============

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

            General
            -------

            The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

            In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements and footnotes thereto included in the Company's December 31, 2001 annual report are included in SEC form 10-KSB.

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

            Comprehensive Income
            --------------------

            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

NOTE 2 -    INCOME TAXES

            The components of the provision for income taxes for the period from January 1, 2002 to March 31, 2002 are as follows:

             Current Tax Expense
               U.S. Federal                           $           -
               State and Local                                    -
                                                      -------------
             Total Current                                        -
                                                      -------------


             Deferred Tax Expense
               U.S. Federal                                       -
               State and Local                                    -
                                                      -------------
             Total Deferred                                       -
                                                      -------------

             Total Tax Provision (Benefit) from
              Continuing Operations                    $          -
                                                       ============

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002



NOTE 2 -    INCOME TAXES (Continued)

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                             34.0%
            Effect of Valuation Allowance                   (   34.0)%
                                                            ---------

            Effective Income Tax Rate                            0.0%
                                                            =========


            At March 31, 2002, the Company had net carryforward losses of $54,727. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 2002 are as follows:

            Deferred Tax Assets
             Loss Carryforwards                           $   18,600
             Less:  Valuation Allowance                      (18,600)
                                                          -----------

             Net Deferred Tax Assets                      $        -
                                                          ==========


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


Results of Operations
---------------------

As a developmental stage Company, the Company has generated $4,949 in revenues since its inception. During the First Quarter, ended March
31, 2002, the company did earned any revenues as compared to $1,466 for the same period last year. Total expenses for the First Quarter were $1,027. These expenses were for general and administrative expenses, this compares to a net loss of $5,401 for the same period last year. Since the Company's inception, it has incurred an accumulated net loss of $54,727.
The Company does not have any material commitments for capital expenditures.


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

On May 31, 2000, the Company issued 371,300 shares of its $.001 par value common stock at $.05 per share for cash of $18,565. The shares were issued pursuant to a Securities and Exchange Commission Rule 504 offering, and a Registration to sell 504 shares was issued by the Nevada Secretary of State Security Division. The Company filed an original Form D with the Securities and Exchange Commission. In April 2001, a shareholder contributed $6,250 to the Company as additional paid-in capital. There have been no other issuances of common or preferred stock. As of March 31, 2002, the Company had working capital of $555 in cash.

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


Dated:  May 16, 2002

By:   /s/ David D. Selmon, Jr.
------------------------------
David D. Selmon, Jr.,
Chairman of the Board,
President and Chief Executive Officer,
Chief Financial Officer