Form 10QSB
period 2002-06-30
GENERAL TELEPHONY COM INC
filed 2002-08-23
CIK 1121795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


                  For the quarterly period ended: June 30, 2002


                          Commission File No. 000-31705

                                ---------------

                           GENERAL TELEPHONY.COM, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


                 NEVADA                                        91-2007477
                 ------                                        ----------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)


                       901 PONCE DE LEON BLVD., SUITE 303
                             CORAL GABLES, FL 33134
                                 (305) 476-1807
                                 --------------
                          (Address and telephone number
                         of principal executive offices)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 3,011,300 shares of our common stock outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one):  [ ]  Yes   [X]  No

                                      INDEX

                                                                          Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements                                      3 - 7


ITEM 2.         Plan of Operation                                         8


                           PART II - OTHER INFORMATION


ITEM 1.         Legal Proceedings                                         9

ITEM 2.         Change in Securities                                      9

ITEM 3.         Defaults upon Senior Securities                           9

ITEM 4.         Submission of Matters to a Vote of Security Holders       9

ITEM 5.         Other Information                                         9

ITEM 6.         Exhibits and Reports on Form 8-K                          9

ITEM 1.  FINANCIAL INFORMATION

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET

BALANCE SHEET
                                                  (Unaudited)   (Unaudited)
                                                    June 30,      March 31,
                                                      2002          2002
                                                    --------      --------
ASSETS
   Cash and cash equivalents                        $     28      $    555
                                                    --------      --------
     Total current assets                                 28           555

Property and equipment, net of accumulated
  depreciation of $1,000 and $999                     12,333        13,334
                                                    --------      --------
     TOTAL ASSETS                                   $ 12,361      $ 13,889
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                  --            --
                                                    --------      --------
     Total current liabilities                            --            --
                                                    --------      --------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                     --            --
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
    3,011,300 shares issued and outstanding         $  3,011      $  3,011
  Additional paid-in capital                          65,604        65,604
  Deficit accumulated during
   the development stage                             (56,254)      (54,726)
                                                    --------      --------
     Total stockholders' equity                       12,361        13,889
                                                    --------      --------

     Total liabilities and stockholders' equity     $ 12,361      $ 13,889
                                                    ========      ========


The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

STATEMENTS OF OPERATIONS
                                                          Three             Six           November 12,
                                                          Months           Months            1999
                                                          Ended            Ended         (inception) to
                                                         June 30,         June 30,          June 30,
                                                           2002             2002              2002
                                                        -----------      -----------      -----------
Revenue                                                   $      --        $      --      $     4,949

Cost of good sold                                                --               --            6,465
                                                        -----------      -----------      -----------
Gross profit (loss)                                              --               --           (1,516)

General and administrative expenses                             528              554           47,071
Depreciation expenses                                         1,000            2,000            7,667
                                                        -----------      -----------      -----------
Loss from operations before provision
   for income taxes                                          (1,528)          (2,554)         (56,254)
Provision for income taxes                                       --               --               --
                                                        -----------      -----------      -----------
Net loss                                                $    (1,528)     $    (2,554)     $   (56,254)
                                                        ===========      ===========      ===========
Net loss per share - basic and diluted                  $      (.00)     $     (0.00)     $     (0.00)
                                                        ===========      ===========      ===========
Weighted average number of
   common shares                                          3,011,300        3,011,300        3,011,300
                                                        ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Deficit
                                                                 Accumulated
                                 Common Stock        Additiona   During the       Total
                              --------------------     Paid-In   Development   Stockholders'
                               Shares       Amount     Capital      Stage        Equity
                              ---------     ------     -------     --------      --------
Balance,
 Nov 12, 1999 (Inception)     0,000,000     $0,000     $00,000     $(00,000)     $(00,000)
Balance,
 Nov 12, 1999 (Inception)            --     $   --     $    --     $     --      $     --
Issuance of founder
 shares for cash,
 November 15, 1999            1,800,000      1,800          --           --         1,800
Shares issued for cash
 at $0.05 per share (pursuant
 to Rule 506 offering),
 December 5, 1999               840,000        840      41,160           --        42,000
Net loss                             --         --          --      (12,400)      (12,460)
                              ---------     ------     -------     --------      --------
Balance,
 December 31, 1999            2,640,000      2,640      41,160      (12,460)       31,340

Shares issued for cash
 at $0.05 per share (pursuant
 to Rule 504 offering),
 May 31, 2000                   371,300        371      18,194           --        18,565

Net income                           --         --          --      (10,985)      (20,985)
                              ---------     ------     -------     --------      --------
Balance, Dec 31, 2000         3,011,300      3,011      59,354      (33,445)       28,920

Shareholder Contribution             --         --       6,250           --         6,250
Net Loss                             --         --          --      (20,255)      (20,255)
                              ---------     ------     -------     --------      --------
Balance, Dec 31, 2001         3,011,300     $3,011     $65,604     $(53,700)     $ 14,915
                              ---------     ------     -------     --------      --------
Net Loss                             --         --          --       (1,026)       (1,026)
                              ---------     ------     -------     --------      --------
Balance, Mar 31, 2002         3,011,300     $3,011     $65,604     $(54,726)     $ 13,889
                              ---------     ------     -------     --------      --------
Net Loss                             --         --          --       (1,528)       (1,528)
                              ---------     ------     -------     --------      --------
Balance, June 30, 2002        3,011,300     $ 3.04     $65,604     $ 56,254      $ 12,361
                              =========     ======     =======     ========      ========

The accompanying notes are an integral part of these financial statements.

                          GENERAL TELEPHONY.COM, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

STATEMENT OF CASH FLOWS
                                                          Three             Six           November 12,
                                                          Months           Months            1999
                                                          Ended            Ended         (inception) to
                                                         June 30,         June 30,          June 30,
                                                           2002             2002              2002
                                                        -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                  $(1,528)         $(2,554)       $(56,254)
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation and amortization                             1,000            2,000           7,666
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities (decrease)
  in other current liabilities                                 --               --              --
  Increase(decrease) in accounts payable                       --             (106)             --
                                                          -------          -------        --------
NET CASH USED IN OPERATING ACTIVITIES                        (528)            (660)        (48,558)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                     --               --         (20,000)
                                                          -------          -------        --------
NET CASH USED BY INVESTING ACTIVITIES                          --               --         (20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder contributions                                    --               --           6,250
  Issuance of capital stock                                    --               --          62,365
  Stock subscriptions                                          --               --              --
                                                          -------          -------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      --               --          68,615
                                                          -------          -------        --------
  Net change in cash                                         (528)            (660)             27
  Cash - beginning of period                                  555              687              --
                                                          -------          -------        --------
  Cash - end of period                                    $    27          $    27        $     27
                                                          =======          =======        ========
Supplemental Information:
  Cash payments made for:
    Income taxes                                          $    --          $    --        $     --
                                                          =======          =======        ========
    Interest                                              $    --          $    --        $     --
                                                          =======          =======        ========

The accompanying notes are an integral part of these financial statements.

Note 1 - Basis of presentation

         The accompanying 2002 and 2001 unaudited interim consolidated financial statements included herein have been prepared by General Telephony.com, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the year ended December 31, 2001.

         The information provided in these financial statements reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

Note 2 - Control of the Company

         The Company is currently inactive, and has conducted no business since its inception. There was a change in control of the Company that occurred on July 12, 2002. For details regarding this change of control, see the Form 8-k filed by the Company on July 17, 2002.

ITEM 2.  PLAN OF OPERATION

         The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

         The Company is presently inactive, and conducts no business. The Company plans to merge with I. A. Europe, Inc. in the future. For details regarding this merger, see the Forms 8-K filed by the Company and by I. A. Europe, Inc. on July 17, 2002.

         FORWARD-LOOKING STATEMENTS
         --------------------------

         The statement in this Report relating to our expectations about our proposed merger with I. A. Europe, Inc. is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

         The results anticipated by this forward-looking statement might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated change regarding our decision to merge with I. A. Europe, Inc.; (ii) the Company's ability to obtain additional financing to implement its business strategy; (iii) the financial condition of the Company's clients; (iv) imposition of new regulatory requirements affecting the Company; (v) a downturn in general economic conditions (vi) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vii) lack of geographic diversification; and (viii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 23, 2002 by the undersigned, thereunto duly authorized.


                                                     GENERAL TELEPHONY.COM, INC.


                                                     /s/ Victor Minca
                                                     -------------------------
                                                     Victor Minca
                                                     President and Treasurer