Form 10QSB
period 2002-09-30
GENERAL TELEPHONY COM INC
filed 2002-12-05
CIK 1121795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB


             [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended: September 30, 2002

                          Commission File No. 000-31705

                                   ----------

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

We had 3,011,300 shares of our common stock outstanding as of December 4, 2002.

Transitional Small Business Disclosure Format (check one): [ ] Yes     [X] No

                                      INDEX

                                                                           Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements                                         3

ITEM 2.         Plan of Operation                                            7

                           PART II - OTHER INFORMATION

ITEM 1.         Legal Proceedings                                            7

ITEM 2.         Change in Securities                                         7

ITEM 3.         Defaults upon Senior Securities                              7

ITEM 4.         Submission of Matters to a Vote of Security Holders          8

ITEM 5.         Other Information                                            8

ITEM 6.         Exhibits and Reports on Form 8-K                             8

ITEM 1.     FINANCIAL INFORMATION

                           GENERAL TELEPHONY.COM, INC
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                     (Unaudited)
                                                    September 30,    June 30,
                                                        2002          2002
                                                      --------      --------

ASSETS
  Cash and cash equivalents                           $     28      $     28
                                                      --------      --------

          Total current assets                              28            28

Property and equipment, net of accumulated
    depreciation of $1000 and $1000                     11,333        12,333
                                                      --------      --------

           TOTAL ASSETS                               $ 11,361      $ 12,361
                                                      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable and accrued expenses                 --            --
                                                      --------      --------

               TOTAL LIABILITIES                            --            --
                                                      ========      ========


STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value:
         5,000,000 shares authorized,
          -0- shares issued and outstanding
      Common stock, $0.001 par value;
          20,000,000 shares authorized,
          3,011,300 shares issued and outstanding     $  3,011      $  3,011
        Additional paid-in capital                      65,604        65,604
         Deficit accumulated during
             the development stage                     (57,245)      (57,254)
                                                      --------      --------

                 Total stockholders' equity             11,361        12,361
                                                      --------      --------

     Total Liabilities & stockholders' equity         $ 11,361      $ 12,361
                                                      ========      ========

The accompanying notes are an integral part of these financial statements.

                           GENERAL TELEPHONY.COM, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                 Three                  Nine              12-Nov
                                                 Months                Months              1999
                                                 Ended                 Ended             Incept to
                                              September 30,         September 30,      September 30,
                                                  2002                  2002               2002
                                               ----------           ----------         ----------
Revenue                                        $       --           $       --         $    4,949
Cost of Goods Sold                                                                          6,465
                                               ----------           ----------         ----------

Gross profit(loss)                             $       --           $       --         $   (1,516)
General and Administrative expenses                                      1,082             47,071
Depreciation expenses                               1,000                3,000              8,667
                                               ----------           ----------         ----------
Loss from operations before provision
for income taxes                                   (1,000)          $   (4,082)        $  (57,254)
Provision for income taxes                             --                   --                 --
                                               ----------           ----------         ----------
Net loss                                       $   (1,000)          $   (4,082)        $  (57,254)
                                               ==========           ==========         ==========
Net loss per share-basic & dilute              $       --           $       --         $       --
                                               ==========           ==========         ==========
Weighted average number of
   common shares                                3,011,300            3,011,300          3,011,300
                                               ==========           ==========         ==========

The accompanying notes are an integral part of these financial statements

                           GENERAL TELEPHONY.COM, INC.
                           A Development Stage Company
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Deficit
                                                                                         Accumulated
                                                                      Additional         During the           Total
                                         Common Stock                  Paid-in           Development       Stockholders'
                                      Shares              Amount        Capital             Stage              Equity
                                     -----------------------------------------------------------------------------------
Balance, Nov 12,
  1999 (Inception)                   $        0           $    0       $     0            $      0           $      0
Issuance of founder
   shares for cash,
   November 15,1999                   1,800,000            1,800            --                  --              1,800
Shares issued for
cash at $0.05 per
share(pursuant to
Rule 506 offering),
December 5, 1999                        840,000              840        41,160                  --             42,000
Net Loss                                      0                0             0             (12,460)           (12,460)
                                     -----------------------------------------------------------------------------------

Balance, December 31,
1999                                  2,640,000            2,640        41,160             (12,460)            31,340

Shares issued for
  cash at $0.05 per
  share (pursuant to
  Rule 504 offering),
  May 31,2000                           371,300              371        18,194                  --             18,565
Net Loss                                      0               --            --             (20,985)           (20,985)
                                     -----------------------------------------------------------------------------------

Balance, Dec 31, 2000                 3,011,300            3,011        59,354             (33,445)            28,920

Shareholder Contribution                      0                0         6,250                   0              6,250
Net Loss                                      0                0             0             (20,255)           (20,255)
                                     -----------------------------------------------------------------------------------
Balance Dec 31,2001                   3,011,300           $3,011       $65,604            $(53,700)          $ 14,915
Net loss                                                                                  $ (1,026)          $ (1,026)
                                     -----------------------------------------------------------------------------------
Balance, Mar 31,2002                  3,011,300           $3,011       $65,604            $(54,726)          $ 13,889
Net Loss                                                                                  $ (1,528)          $ (1,528)
                                     -----------------------------------------------------------------------------------
Balance, September 30,2002            3,011,300           $3,011       $65,604            $(56,254)          $ 12,361
Net loss                                                                                  $ (1,000)          $ (1,000)
                                     -----------------------------------------------------------------------------------
Balance, Sept. 30, 2002               3,011,300           $3,011       $65,604            $(57,254)          $ 11,361
                                     ===================================================================================

The accompanying notes are an integral part of these financial statements

                           GENERAL TELEPHONY.COM, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  Three            Nine            12-Nov
                                                  Months          Months            1999
                                                  Ended            Ended       (inception) to
                                               September 30,    September 30,    September 30,
                                                    2002             2002             2002
                                               -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(1,000)        $(3,554)         $(57,254)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization                      1,000           3,000             8,666
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities (Decrease)
  in other current liabilities                          --              --                --
  Increase(decrease) in accounts payable                --            (106)               --
                                               -----------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                   --            (660)          (48,588)
                                               -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed Assets                             --              --           (20,000)
                                               -----------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                   --              --           (20,000)
                                               -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholders contributions                           --              --             6,250
   Issuance of capital stock                            --              --            62,365
  Stock subscriptions                                   --              --                --
                                               -----------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               --              --            68,615
                                               -----------------------------------------------

   Net change in cash                                   --            (660)               --
   Cash-Beginning of period                             27             687                27
                                               -----------------------------------------------
   Cash-end of period                              $    27        $     27         $      27
                                               ===============================================

Supplemental information:
   Cash payments made for:
     Income taxes                                  $    --        $     --         $      --
                                               ===============================================
     Interest                                      $    --        $     --         $      --
                                               ===============================================

The accompanying notes are an integral part of these financial statements.

Note 1 - Basis of presentation

         The accompanying 2002 and 2001 unaudited interim consolidated financial statements included herein have been prepared by General Telephony.com, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 2001.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         Exhibit
         Number        Description
         -------       -----------

         99.1          Section 906 Certification of CEO
         99.2          Section 906 Certification of CFO

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on December 5, 2002 by the undersigned, thereunto duly authorized.


                                    GENERAL TELEPHONY.COM, INC.


                                    /s/ John McAuliffe
                                    -----------------------
                                    John McAuliffe
                                    Chief Financial Officer

                                 CERTIFICATION


         I, Victor Minca, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

         1. I have reviewed this report on Form 10-QSB of General Telephony.com, Inc.

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  December 5, 2002                   /s/ Victor Minca
                                           --------------------------------
                                               Victor Minca
                                               President
                                               (the Chief Executive Officer
                                               of the Company)

                                 CERTIFICATION

         I, John McAuliffe, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

         1. I have reviewed this report on Form 10-QSB of General Telephony.com, Inc.

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 5, 2002                   /s/ John McAuliffe
                                           ---------------------------
                                               John McAuliffe
                                               Chief Financial Officer