Form 10KSB
period 2002-12-31
I A EUROPE GROUP INC
filed 2003-05-23
CIK 1121795

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission file number: 0-31705

                             I. A. Europe Group, Inc
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


             Delaware                                   91-2007477
 -------------------------------         ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

  901 Ponce de Leon Boulevard, Suite 303,
  Coral Gables, Florida                                       33134
  ----------------------------------------------             -------
    (Address of principal executive offices)               (zip code)


                                 (305) 476-1807
                           ---------------------------
                            Issuer's Telephone Number

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

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. -0-

         Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $0.00

         As of December 31, 2002, the issuer had 3,011,300 shares of common stock outstanding.

         Documents incorporated in reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                                    CONTENTS

                                                                       PAGE
PART I

    Item 1.  Description of Business...................................... 3
    Item 2.  Description of Property.....................................  4
    Item 3.  Legal Proceedings...........................................  4
    Item 4.  Submission of Matters to a Vote of Security Holders.........  4

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....  4
    Item 6.  Management's Discussion and Analysis or Plan of Operation...  5
    Item 7.  Financial Statements........................................  5
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................  5

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................  6
    Item 10. Executive Compensation......................................  7
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................  7
    Item 12. Certain Relationships and Related Transactions..............  8
    Item 13. Exhibits and Reports on Form 8-K............................  8
    Item 14. Controls and Procedures.....................................  8

SIGNATURES   ............................................................  9

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.   INTRODUCTION

         This Information Statement is being delivered on or about December 16, 2002 to the holders of shares of common stock, par value $0.001 (the "Common Stock") of I.A. Europe Group, Inc. (the "Company"), formerly known as General Telephony.com, Inc. You are receiving this Information Statement in connection with the appointment of a new member to the Company's board of directors and the merger of the Company into its former parent, General Telephony.com, Inc., a Nevada corporation ("GTI") for purposes of changing the name and domicile.

         On July 12, 2002, I. A. Europe, Inc. purchased approximately 95.8% of GTI's issued and outstanding Common Stock or a total of 2,886,000 shares of Common Stock from existing stockholders for an aggregate purchase price of $550,000. As a condition to closing the transaction, Ms. Melissa Fernandez, who previously served GTI as a director and corporate secretary, resigned. In addition, Mr. David D. Selmon, Jr. who served GTI as a director, president, chief executive officer, chief financial officer and treasurer, also agreed to resign as an officer effective July 12, 2002. Although Mr. Selmon had previously agreed to resign as a director effective 10 days after the filing of this Information Statement, he tendered his resigned as of July 17, 2002 due to other commitments.

         Mr. Victor Minca, chief executive officer of GTI, replaced Ms. Fernandez as a director and became president, secretary and treasurer of GTI. On December 6, 2002, GTI merged into the Company and changed its name to "I. A. Europe Group, Inc." and its domicile from Nevada to Delaware. In compliance with
Section 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14f-1 thereunder, following 10 days from the date of mailing of this Information Statement, the directors of the Company will be as described below:

                  Victor Minca              Chairman of the board

                  Mario Garcia              Director


B.   CHANGE OF NAME AND DOMICILE

         On December 6, 2002, the Company merged with GTI thereby changing the Company's name from General Telephony.com, Inc. to I. A. Europe Group, Inc. and its domicile from Nevada to Delaware. Such merger was recommended and approved by unanimous consent of the board of directors of GTI (consisting of Mr. Minca) and by a majority of the voting power of GTI by consent in accordance with Delaware and Nevada law. The merger did not change any rights of the holders of Common Stock except to the extent Delaware law differs from Nevada law. Each share of GTI Common Stock and preferred stock automatically converted into a share of Common Stock or preferred stock of the Company. The number of shares of the Common Stock and the preferred stock of the Company outstanding is equal to the number of shares of Common Stock and preferred stock of GTI which were outstanding prior to the merger.

         In connection with such action, the Company is notifying its stockholders that: (i) a majority of the voting power of GTI's stockholders authorized the merger of GTI with and into the Company in accordance with the agreement and plan of merger attached as Exhibit 1; (ii) as a result, stockholders of GTI may dissent from such action pursuant to Nevada Revised Statutes ("NRS") Section 92A.380 and in accordance with NRS Section 92A.410(2) may obtain payment of fair value for his, her or its shares of GTI; (iii) if any GTI stockholder desires to obtain fair value, he, she or it must send a demand to the Company in compliance with NRS 92A.440 and his, her or its certificate representing such GTI shares to the Company at 901 Ponce de Leon Boulevard, Coral Gables, Florida 33134, attention: Victor Minca, President; (iv) pursuant to NRS Section 92A.450(1), transfer of any uncertificated GTI shares will be restricted from the date any such shareholder demand is received by the Company;
(v) pursuant to NRS Section 92A.430(2)(c), any demand for payment must be in the form attached hereto as prescribed by Nevada law; (vi) any GTI stockholder demand for payment must be received by the end of business on January 30, 2003, and (vii) pursuant to NRS Section 92A.430(2)(e) copies of NRS Section 92A.300 through and including NRS Section 92A.500 are also enclosed.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's corporate offices are located at 901 Ponce de Leon Blvd., Suite 303, Coral Gables, FL 33134.

ITEM 3.  LEGAL PROCEEDINGS.

         As of hereof, I.A. Europe Group Inc. is not a party to any material legal proceedings and none are known to be contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Voting Securities of the Company
--------------------------------

         On December 6, 2002, there were 3,011,300 shares of Common Stock issued and outstanding and each share of Common Stock entitles the holder thereof to one vote. There were also 2,000 shares of Series A preferred stock issued and outstanding and each such share entitles the holder thereof to 25,000 votes per share on each matter that may come before a meeting of the stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I.A. Europe Group, Inc. (the "Company") (formerly General Telephony.com, Inc.
(GTI)) is currently a development-stage company under the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 7.

On December 6, 2002, the Company merged with GTI thereby changing the Company's name for General Telephony.com, Inc. to I.A. Europe Group, Inc. and its domicile from Nevada to Delaware. The merger did not change the rights of the holders of common stock except to the extent Delaware law differs from Nevada law. Each share of GTI common and preferred stock automatically converted into a like share of the Company. The number of common and preferred shares did not change as a result of the merger.

The financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assumes the continuity of the Company as a going concern. However, the Company has generated minimal revenue to date, and has limited assets and an accumulated deficit of approximately $69,000 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans with regard to these matters include capitalizing on it acquisition in March 2003 of four Costa Rican subsidiaries. However, there can be no assurance that management's plans will be successful.

ITEM 7.  FINANCIAL STATEMENTS

         See Financial Statements beginning F-1 through F-12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 22, 2003, the Company changed its accounting firm from Merdinger, Fruchter, Rosen & Company, P.C. (MFRC) to Rachlin Cohen & Holtz, LLP. This change was due to MFRC's decision to no longer service Public Companies. There were no disputes or disagreements on accounting and financial disclosures with MFRC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name and age of the persons who will be directors and executive officers of the Company effective 10 days after the mailing of this Information Statement. The executive officers of the Company are elected annually by the board of directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the board of directors. Unless described below, there are no family relationships among any of the directors and officers.

Name                       Age           Position(s)
----                       ---           -----------
Victor Minca               65            Chief executive officer, president,
secretary,
                                         chairman of the board of directors

John J. McAuliffe          65            Chief financial officer and
treasurer

Mario Garcia               41            Director (10 days after the mailing
                                         of this Information Statement)

VICTOR MINCA founded I. A. Europe, Inc. in March of 1999, and is its chief executive officer and chairman of the board of directors. Effective July 12, 2002, he began serving the positions referred to in the above table. He is also the founder and editor of "Made in 2001", an international magazine written in English, Italian and Spanish published by the Parent. Previously, Mr. Minca was self-employed as a fashion and advertising photographer for international magazines and advertising agencies in Australia, Asia, Africa, North and South America, from 1963 to 1980. From 1980 to 1991, he was a general manager for General Development Corp., a major United States land developer, where he was responsible for sales and marketing.

JOHN J. McAULIFFE has been chief financial officer of the Company since December 6, 2002 and of I. A. Europe, Inc. since July 2002. From August 1989 to December 2000, he worked as controller for a privately held company, Appliance Doctor of Central Florida, Inc. Concurrently, he worked as an adjunct professor for Valencia Community College. Later in January 2001, he rejoined Valencia College as a professor of business where he currently teaches on a part-time basis.

MARIO GARCIA has been a director of I. A. Europe, Inc. since February 2002. Mr. Garcia has been a partner with several Florida law firms. Since December 1999, he has been a member of the firm of Mario Garcia, P.A. From August 1995 through December 2000 he was a member of LaFevre & Garcia, P.A, and from January 1992 through December 1999, Mr. Garcia was a partner of Pappas & Garcia, P.A. During the Fall of 1999, Mr. Garcia was a visiting professor of business law at the Valencia Community College, West Campus in Orlando Florida. Mr. Garcia graduated from Columbia University School of Law in 1987.

ITEM 10.  EXECUTIVE COMPENSATION

         As a result of the Company's limited available cash no officer or director received compensation during the fiscal year ended 2001.

         Coincident with the merger, the Company assumed GTI's obligations under an employment agreement by and between GTI and Mr. Minca. Until such time as the Company generates monthly revenue in excess of $250,000 for three consecutive months, Mr. Minca's annual salary shall be $75,000. In exchange for Mr. Minca's receiving a lower annual salary, GTI issued him 2,000 shares of Series A preferred stock of GTI which was converted into 2,000 shares of Series A preferred stock of the Company upon the merger of GTI into the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 6, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each officer and director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group.

                                                   Amount and
                                                   Nature of
Title of Class        Name and Address of          Beneficial          Percent
No. of Votes          Beneficial Owner(1)          Ownership           of Class
--------------        -------------------          ---------           --------
Common Stock          I.A. Europe, Inc.            2,886,000            95.8 %
2,886,000
                      301 Ponce de Leon
                      Suite 303
                      Miami, FL 33134

Common Stock          Victor Minca (2)             2,886,000            95.8 %
2,886,000

Series A Preferred    Victor Minca                   2,000               100%
50,000,000
Stock

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting investment power or has the power to acquire such beneficial ownership within 60 days.

(2) Mr. Minca, as chief executive officer of I. A. Europe, Inc., may be deemed a beneficial owner of the Common Stock of the Company. He disclaims beneficial ownership.

Change in Control
-----------------

         On July 12, 2002, I. A. Europe, Inc. acquired 2,886,000 shares of Common Stock from certain stockholders of GTI, predecessor of the Company, in a private transaction. Through this purchase, I. A. Europe, Inc. acquired control of GTI. Prior to the merger of GTI into the Company, Mr. Minca acquired control of GTI on December 6, 2002 upon the issuance of the Series A Preferred Stock referred to above. See "Certain Relationships and Related Transactions"

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 12, 2002, Mr. Minca became president, secretary, treasurer and a director of GTI. On December 6, 2002, prior to GTI's merger into the Company, 2000 shares of Series A Preferred Stock were authorized by GTI to be issued to Mr. Minca the Company's president as alternate compensation in lieu of full salary pursuant to an employment agreement by and between Mr. Minca and the Company dated November 27, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT
          NO.
         -----
         99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 14. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the rime periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to out management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to March 28, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on the forgoing, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 22, 2003 by the undersigned, thereunto duly authorized.


                                    IA Europe Group, INC.


                                    /s/ John McAuliffe
                                    -----------------------
                                    John McAuliffe
                                    Chief Financial Officer

                                 CERTIFICATION


         I, Victor Minca, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

         1.       I have reviewed this report on Form 10-KSB of IA Europe Group,
                  Inc.

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


Dated:  May 22, 2003                       /s/ Victor Minca
                                           --------------------------------
                                               Victor Minca
                                               President
                                               (the Chief Executive Officer
                                               of the Company)

                                 CERTIFICATION

         I, John McAuliffe, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

         1.       I have reviewed this report on Form 10-KSB of IA Europe Group,
                  Inc.

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

Dated:  May 22, 2003                       /s/ John McAuliffe
                                           ---------------------------
                                               John McAuliffe
                                               Chief Financial Officer

                             I.A. EUROPE GROUP, INC.
                     (FORMERLY GENERAL TELEPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)



                                TABLE OF CONTENTS



                                                                    PAGE

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-1 - F-2

BALANCE SHEETS                                                      F-3

STATEMENTS OF OPERATIONS                                            F-4

STATEMENT OF STOCKHOLDERS' EQUITY                                   F-5

STATEMENTS OF CASH FLOWS                                            F-6

NOTES TO FINANCIAL STATEMENTS                                    F-7 - F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
I.A. Europe Group, Inc.
Miami, Florida


We have audited the accompanying balance sheet of I.A. Europe Group, Inc. (formerly General Telephony.com, Inc.) (A Development Stage Company) (the Company) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended and cumulative from inception (November 12, 1999). The statements of operations, stockholders' equity and cash flows from inception (November 12, 1999) to December 31, 2001, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included as cumulative from inception (November 12, 1999) to December 31, 2001, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of I.A. Europe Group, Inc. (formerly General Telephony.com, Inc.) (A Development Stage Company) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and cumulative from inception, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is subject to certain risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            RACHLIN COHEN & HOLTZ LLP


Miami, Florida
May 23, 2003

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of General Telephony.com, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                                    Certified Public Accountants


New York, New York
March 26, 2002

                             I.A. EUROPE GROUP, INC.
                     (FORMERLY GENERAL TELEPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                          December 31,
                                                                          ------------
                                                                        2002        2001
                                                                     --------    --------
                                     ASSETS
                                     ------
Assets:
   Cash and cash equivalents                                         $     --    $    687

Property and equipment, net of accumulated
   depreciation of $0 and $5,667                                           --      14,333
                                                                     --------    --------
         Total assets                                                $     --    $ 15,020
                                                                     ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Liabilities:
   Accounts payable and accrued expenses                             $  6,250    $    105
                                                                     --------    --------
Subsequent Event and Other Matters                                         --          --

Stockholders' Equity (Deficiency):
   Preferred stock, $0.001 par value; 5,000,000 shares authorized,
      2,000 shares issued and outstanding                                   2          --
   Common stock, $0.001 par value; 20,000,000 share authorized,
      3,011,300 shares issued and outstanding                           3,011       3,011
   Additional paid-in capital                                          66,602      65,604
   Deficit accumulated during the development stage                   (75,865)    (53,700)
                                                                     --------    --------
         Total stockholders' equity (deficiency)                       (6,250)     14,915
                                                                     --------    --------
         Total liabilities and stockholders' equity (deficiency)     $     --    $ 15,020
                                                                     ========    ========

                             I.A. EUROPE GROUP, INC.
                     (FORMERLY GENERAL TELEPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                         November 12,
                                                                            1999
                                                   Year Ended           (Inception) to
                                                   December 31,          December 31,
                                               2002           2001           2002
                                           -----------    -----------    -----------
Revenue                                    $        --    $     3,511    $     4,949
Cost of Goods Sold                                  --          3,727          5,967
                                           -----------    -----------    -----------
Gross Loss                                          --           (216)        (1,018)

General and Administrative Expenses              7,832         20,039         60,514
Impairment of Long Lived Assets                 14,333             --         14,333
                                           -----------    -----------    -----------
Loss Before Provision for Income Taxes         (22,165)       (20,255)       (75,865)

Provision for Income Taxes                          --             --             --
                                           -----------    -----------    -----------
Net Loss                                   $   (22,165)   $   (20,255)   $   (75,865)
                                           ===========    ===========    ===========


Net Loss Per Share - Basic and Diluted     $     (0.01)   $     (0.01)
                                           ===========    ===========

Weighted Average Number of Common Shares     3,011,300      3,011,300
                                           ===========    ===========

                             I.A. EUROPE GROUP, INC.
                     (FORMERLY GENERAL TELEPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Preferred Stock
                                                               Series A             Common Stock
                                                           Shares       Amount    Shares      Amount
                                                         ---------   ---------   ---------   ---------
Balance, Nov. 12, 1999 (Inception)                              --   $      --          --   $      --
Issuance of Founder Shares for Cash, November 15, 1999          --          --   1,800,000       1,800
Shares Issued for Cash at $0.05 Per Share (Pursuant to
   Rule 506 Offering), December 5, 1999                         --          --     840,000         840
Net Loss                                                        --          --          --          --
                                                         ---------   ---------   ---------   ---------
Balance, December 31, 1999                                      --          --   2,640,000       2,640
Shares Issued for Cash at $0.05 Per Share (Pursuant to
   Rule 504 Offering), May 31, 2000                             --          --     371,300         371
Net Loss                                                        --          --          --          --
                                                         ---------   ---------   ---------   ---------
Balance, December 31, 2000                                      --          --   3,011,300       3,011
Shareholder Contribution                                        --          --          --          --
Net Loss                                                        --          --          --          --
                                                         ---------   ---------   ---------   ---------
Balance, December 31, 2001                                      --          --   3,011,300       3,011
Shares Issued in Lieu of Compensation                        2,000           2          --          --
Net Loss                                                        --          --          --          --
                                                         ---------   ---------   ---------   ---------
Balance, December 31, 2002                                   2,000   $       2   3,011,300   $   3,011
                                                         =========   =========   =========   =========
[RESTUBBED]

                                                                        Deficit
                                                                      Accumulated     Total
                                                         Additional    During the  Stockholders'
                                                           Paid-In     Development    Equity
                                                           Capital       Stage     (Deficiency)
                                                           ---------   ---------    ---------
Balance, Nov. 12, 1999 (Inception)                         $      --   $      --    $      --
Issuance of Founder Shares for Cash, November 15, 1999            --          --        1,800
Shares Issued for Cash at $0.05 Per Share (Pursuant to
   Rule 506 Offering), December 5, 1999                       41,160          --       42,000
Net Loss                                                          --     (12,460)     (12,460)
                                                           ---------   ---------    ---------
Balance, December 31, 1999                                    41,160     (12,460)      31,340
Shares Issued for Cash at $0.05 Per Share (Pursuant to
   Rule 504 Offering), May 31, 2000                           18,194          --       18,565
Net Loss                                                          --     (20,985)     (20,985)
                                                           ---------   ---------    ---------
Balance, December 31, 2000                                    59,354     (33,445)      28,920
Shareholder Contribution                                       6,250          --        6,250
Net Loss                                                          --     (20,255)     (20,255)
                                                           ---------   ---------    ---------
Balance, December 31, 2001                                    65,604     (53,700)      14,915
Shares Issued in Lieu of Compensation                            998          --        1,000
Net Loss                                                          --     (22,165)     (22,165)
                                                           ---------   ---------    ---------
Balance, December 31, 2002                                 $  66,602   $ (75,865)   $  (6,250)
                                                           =========   =========    =========

                             I.A. EUROPE GROUP, INC.
                     (FORMERLY GENERAL TELEPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                    November 12,
                                                                                        1999
                                                                   Year Ended       (Inception) to
                                                                   December 31,      December 31,
                                                                 2002        2001        2002
                                                               --------    --------    --------
Cash Flows from Operating Activities:
   Net loss                                                    $(22,165)   $(20,255)   $(75,865)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation and amortization                               --       4,000       5,667
         Issuance of preferred stock in lieu of compensation      1,000          --       1,000
         Impairment of long lived assets                         14,333          --      14,333
         Increase (decrease) in accounts payable                  6,145        (610)      6,250
                                                               --------    --------    --------
            Net cash used in operating activities                  (687)    (16,865)    (48,615)
                                                               --------    --------    --------
Cash Flows Used from Investing Activities:
   Purchase of fixed assets                                          --          --     (20,000)
                                                               --------    --------    --------
Cash Flows from Financing Activities:
   Shareholder contributions                                         --       6,250       6,250
   Issuance of capital stock                                         --          --      62,365
                                                               --------    --------    --------
             Net cash provided by financing activities               --       6,250      68,615
                                                               --------    --------    --------
Net Change in Cash                                                 (687)    (10,615)         --

Cash - Beginning of Period                                          687      11,302          --
                                                               --------    --------    --------
Cash - End of Period                                           $     --    $    687    $     --
                                                               ========    ========    ========
Supplemental Information:
   Cash payments made for:
      Income taxes                                             $     --    $     --    $     --
                                                               ========    ========    ========
      Interest                                                 $     --    $     --    $     --
                                                               ========    ========    ========

                             I.A. EUROPE GROUP, INC.
                     (FORMERLY GENERAL TELEPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         NATURE OF OPERATIONS

             I.A. Europe Group, Inc. (the "Company") (formerly General Telephony.com, Inc. (GTI)) is currently a development-stage company under the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 7.

             On December 6, 2002, the Company merged with GTI thereby changing the Company's name from General Telephony.com, Inc. to I.A. Europe Group, Inc. and its domicile from Nevada to Delaware. The merger did not change the rights of the holders of common stock except to the extent Delaware law differs from Nevada law. Each share of GTI common and preferred stock automatically converted into a like share of the Company. The number of common and preferred shares did not change as a result of the merger.

         CASH AND CASH EQUIVALENTS

             The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         LONG-LIVED ASSETS

             Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         INCOME TAXES

             Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

         EARNINGS PER SHARE

             The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2002 and 2001, the Company had no securities that would affect loss per share if they were to be dilutive.

                             I.A. EUROPE GROUP, INC.
                     (FORMERLY GENERAL TELEPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         USE OF ESTIMATES

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         RECENT ACCOUNTING PRONOUNCEMENTS

             In November 2002, the FASB issued FASB Interpretation No., or FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on the Company's financial position or results of operations.

             In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this standard to have any impact on its financial position or results of operations.

             In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

             On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS 123. The standard provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 does not change the provisions of SFAS 123 that permits entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. As the Company continues to follow APB 25, its accounting for stock-based compensation will not change as a result of SFAS 148. SFAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures are effective immediately and have been included in Note 10 of the Company's consolidated financial statements. The new interim disclosure provisions will be effective in the first quarter of 2003.

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

             In April 2003, The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Relationships". SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The Company does not expect the adoption of this standard to have any impact its financial position or results of operations.

             In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we do not expect the adoption of this statement to have any material impact on our financial statements.

NOTE 2.  GOING CONCERN

         The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assumes the continuity of the Company as a going concern. However, the Company has generated minimal revenue to date, and has limited assets and an accumulated deficit accumulated during the development stage of approximately $76,000 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans with regard to these matters include capitalizing on it acquisition in March 2003 of four Costa Rican subsidiaries (see Note
         8). However, there can be no assurance that management's plans will be successful.

NOTE 3.  SIGNIGICANT FOURTH QUARTER ADJUSTMENT

         In December 2002, the Company determined that the telephone equipment would not be utilized in future operations of the Company and therefore was considered impaired and written down to zero. The amount of the write-down amounted to $14,333 and is reflected as an impairment loss on the accompanying statement of operations for 2002.

NOTE 4.  INCOME TAXES

         The components of the provision for income taxes are as follows:

                                                                   2002       2001
                                                                 --------   --------
          Current Tax Expense
             U.S. Federal                                        $     --   $     --
             State and local                                           --         --
                                                                 --------   --------
                Total current                                          --         --

          Deferred Tax Expense
             U.S. Federal                                              --         --
             State and local                                           --         --
                                                                 --------   --------
                Total deferred                                         --         --
                                                                 --------   --------
                Total tax provision from continuing operations   $     --   $     --
                                                                 ========   ========

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                           2002          2001
                                                           ----          ----

           Federal Income Tax Rate                         34.0%         34.0%
           Effect of Valuation Allowance                  (34.0)        (34.0)
                                                          -----         -----
           Effective Income Tax Rate                        0.0%          0.0%
                                                          =====         =====

         At December 31, 2002, the Company had net carryforward losses of approximate $76,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:
                                                          2002         2001
                                                          ----         ----
           Deferred Tax Assets
              Loss carryforwards                        $ 1,800     $ 1,800
              Less valuation allowance                   (1,800)     (1,800)
                                                        -------     -------
           Net deferred tax assets                      $    --     $    --
                                                        =======     =======

         Net operating loss carryforwards expire through 2022.

         In addition, the Company has experienced a change in ownership that under the Internal Revenue Service Code Section 382, the use of the net operating loss carryforward may be limited.

NOTE 5.  STOCKHOLDERS' EQUITY

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

         PREFERRED STOCK

             In December 2003, the Company issued 2,000 shares of its $0.001 par value Series A preferred stock valued at $1,000 to a shareholder under an employment agreement (see Note 7).

NOTE 6.  RELATED PARTY TRANSACTIONS

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

NOTE 7.  EMPLOYMENT AGREEMENT

         Effective December 1, 2002, the Company entered into an employment agreement with a shareholder for executive services for a period of five years. The agreement calls for an annual salary of $250,000, but due to the Company's cash flows, the Company is unable to meet this salary. In accordance with the agreement, the salary was reduced to $75,000 until the Company has revenue in excess of $250,000 for three consecutive months. As consideration for this reduction of salary, the executive was issued 2,000 shares of Series A preferred stock which has voting power equal to 25,000 votes per share. The preferred stock shall convert to common stock on a share for share basis upon the expiration of the agreement. The Company determined the value of the 2,000 shares issues on an as-converted basis using the closing price of the common stock on December 6, 2002, the date the shares were issued. The value of the 2,000 shares issued amounted to $1,000.

NOTE 8.  SUBSEQUENT EVENTS

         ACQUISITIONS

             On March 4, 2003, the Company purchased all of the issued and outstanding shares of capital stock of Internet De Centroamerica S.A., I.A. Europe Group Costa Rica, S.A. I.A. Europe Group Villa, S.A., and El Sueno Tropical Mountain Resort, S.A., (collectively, the "Designated Subsidiaries") from I.A. Europe, Inc., a Delaware corporation (the "Seller"). The consideration for the purchase was the issuance to the Seller of 100 shares Series B Preferred Stock of the Company with a stated value of $18,000 per share (or $1,800,000) and was arrived at by estimating the potential net realizable value of the assets upon any future sale.

             The assets owned by these subsidiaries constitute physical property. The assets of Internet De Centroamerica S.A. consist of computer equipment used in providing Internet and website services. The assets of I.A. Europe Group Costa Rica, S.A. consist of approximately 170 hectares in San Juan de Barbacoas de Puriscal, San Jose, Costa Rica used as a farm and held for investment purposes. The assets of I.A. Europe Group Villa, S.A. consist of a house or villa in Villas Malibu, Guachipelin de Escazu, San Jose Costa Rica used as a residence. The assets of El Sueno Tropical Mountain Resort, S.A. consist of preliminary development plans for a hotel. It is the present intent of the Company to continue to use the assets in the same manner as they were used by the Seller. There is no present intent or plans concerning any sale of the assets.

         SERIES B PREFERRED STOCK

             On February 24, 2003 the Board of Directors adopted a resolution authorizing the Company to issue a series of preferred stock entitled Series B Preferred Stock. The number of shares constituting this series is 100 shares with a stated value of $18,000 per share. The number of shares may be increased or decreased, but not to a number less than the number of shares of Series Preferred then issued and outstanding, by resolution adopted by the Board of Directors.

             The Series B Preferred Stock has liquidation preferences in the event of the sale of all or substantially all of the assets of, or the dissolution, winding up, or liquidation of, the Company or the Designated Subsidiaries, provides the holder with the right to receive up to $50,000 from any of the net proceeds from the sale of each of Internet De Centroamerica S.A. and El Sueno Tropical Mountain Resourt, S.A., and up to $850,000 from any of the net proceeds from each of I.A. Europe Group Costa Rica, S.A. and I.A. Europe Villa, S.A.