Form 10QSB
period 2003-03-31
I A EUROPE GROUP INC
filed 2003-06-06
CIK 1121795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2003

                          Commission File No. 000-31705

                                   ----------

                             I.A. Europe Group, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


         Deleware                                               91-2007477
         --------                                               ----------
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

We had 3,011,300 shares of our common stock outstanding as of March 31, 2003.

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

ITEM 1.     FINANCIAL INFORMATION

                     I.A. EUROPE GROUP, INC. & SUBSIDIARIES
                      (FORMERLY GENERAL TELPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                                              (Unaudited)
                                                                                March 31,   December 31,
                                                                                  2003          2002
                                                                              -----------    -----------
                                     ASSETS
                                     ------
Assets
  Cash and cash equivalent                                                    $       348    $        --
  Accounts Receivable                                                               4,481
  Investement in Subsidiaries                                                   1,800,000             --

  Property and equipment, net of accumulated                                      114,366             --
     depreciation of $25,949 and $0
                                                                              -----------    -----------

     Total Assets                                                             $ 1,919,195    $        --
                                                                              ===========    ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Liabilities:
  Accounts Payable and accrued expenses                                       $   480,370    $     6,250
                                                                              -----------    -----------

Subsequent Event and Other Matters                                                     --             --

Stockholders' Equity (Deficiency):
  Preferred stock, Series A, $0.001 par value: 5,000,000 shares authorized,             2              2
     2,000 shares issued and outstanding
  Preferred stock, Series B, $18,000 par value: 100 shares authorized,          1,800,000             --
     100 shares issued and outstanding
  Common stock, $0.001 par value: 95,000,000 shares authorized,                     3,011          3,011
     3,011,300 shares issued and outstanding
  Additional paid-in capital                                                       66,602         66,602
  Accumulated Deficit                                                            (430,790)       (75,865)
                                                                              -----------    -----------

  Total Stockholders' Equity                                                    1,438,825         (6,250)
                                                                              -----------    -----------

    Total Liabilities and Stockholders' Equity                                $ 1,919,195    $        --
                                                                              ===========    ===========


The accompanying notes are an integral part of these financial statements.

                     I.A. EUROPE GROUP, INC. & SUBSIDIARIES
                      (FORMERLY GENERAL TELPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                          November 12, 1999
                                                 For the QTR Ended          (Inception) to
                                                      March 31                March 31
                                               2003             2002             2003
                                           -----------      -----------      -----------
Revenue                                    $    13,325      $        --      $    18,274
Cost of Goods Sold                               1,293               --            7,260
                                           -----------      -----------      -----------

Gross Profit/(Loss)                             12,032               --           11,014


General and Administrative Expenses            341,008               27          401,522
Depreciation                                    25,949              999           40,282
                                           -----------      -----------      -----------

Loss Before Provision for Income Taxes     $  (354,925)     $    (1,026)     $  (430,790)

Provision for Income Taxes                          --               --               --
                                           -----------      -----------      -----------

Net Loss                                   $  (354,925)     $    (1,026)     $  (430,790)
                                           ===========      ===========      ===========

Net Loss Per Share - Basic and Diluted     $     (0.12)            0.00
                                           ===========      ===========

Weighted Average Number of Common Shares     3,011,300        3,011,300
                                           ===========      ===========


The accompanying notes are an integral part of these financial statements.

                     I.A. EUROPE GROUP, INC. & SUBSIDIARIES
                      (FORMERLY GENERAL TELPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Preferred Stock            Preferred Stock
                                                                   Series B                   Series A
                                                                   ---------                  ---------
                                                            Shares        Amount         Shares        Amount
                                                          -----------   -----------   -----------   -----------
Balance, Nov. 12, 1999 (inception)                                 --   $        --            --   $        --
Issuance of Founder Shares for Cash, Novemeber 15, 1999            --            --            --            --
Shares Issued for Cash at $0.05 Per Share (Pursuant to             --            --            --            --
     Rule 504 Offering), December 5, 1999
Net Loss                                                           --            --            --            --
                                                          -----------   -----------   -----------   -----------

Balance, December 31, 1999                                         --            --            --            --
Shares Issued for Cash at $0.05 Per Share (Pursuant to             --            --            --            --
     Rule 504 Offering), May 31, 2000
Net Loss                                                           --            --            --            --
                                                          -----------   -----------   -----------   -----------

Balance, December 31, 2000                                         --            --            --            --
Shareholder Contribution                                           --            --            --            --
Net Loss                                                           --            --            --            --
                                                          -----------   -----------   -----------   -----------

Balance, December 31, 2001                                         --            --            --            --
Shares Issued in Lieu of Compensation                              --            --         2,000             2
Net Loss                                                           --            --            --            --
                                                          -----------   -----------   -----------   -----------

Balance December 31, 2002                                          --            --         2,000             2
Shares Issued for $18,000 per share                               100     1,800,000            --            --
     for purchase of Subsidaries
Net Loss                                                           --            --            --            --
                                                          -----------   -----------   -----------   -----------

Balance, March 31, 2003                                           100   $ 1,800,000         2,000   $         2
                                                          ===========   ===========   ===========   ===========
[RESTUBBED]
                                                                                                    Deficit
                                                                                                   Accumulated       Total
                                                                                      Additional    During the    Stockholders'
                                                               Common Stock            Paid in     Development      Equity
                                                            Shares        Amount       Capital        Stage       (Deficiency)
                                                          -----------   -----------   -----------   -----------    -----------
Balance, Nov. 12, 1999 (inception)                                 --   $        --   $        --   $        --    $        --
Issuance of Founder Shares for Cash, Novemeber 15, 1999     1,800,000         1,800            --            --          1,800
Shares Issued for Cash at $0.05 Per Share (Pursuant to        840,000           840        41,160            --         42,000
     Rule 504 Offering), December 5, 1999
Net Loss                                                           --            --            --       (12,460)       (12,460)
                                                          -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1999                                  2,640,000         2,640        41,160       (12,460)        31,340
Shares Issued for Cash at $0.05 Per Share (Pursuant to        371,300           371        18,194            --         18,565
     Rule 504 Offering), May 31, 2000
Net Loss                                                           --            --            --       (20,985)       (20,985)
                                                          -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2000                                  3,011,300         3,011        59,354       (33,445)        28,920
Shareholder Contribution                                           --            --         6,250            --          6,250
Net Loss                                                           --            --            --       (20,255)       (20,255)
                                                          -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2001                                  3,011,300         3,011        65,604       (53,700)        14,915
Shares Issued in Lieu of Compensation                              --            --           998            --          1,000
Net Loss                                                           --            --            --       (22,165)       (22,165)
                                                          -----------   -----------   -----------   -----------    -----------

Balance December 31, 2002                                   3,011,300         3,011        66,602       (75,865)        (6,250)
Shares Issued for $18,000 per share                                --            --            --            --      1,800,000
     for purchase of Subsidaries
Net Loss                                                           --            --            --      (354,925)      (354,925)
                                                          -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2003                                     3,011,300   $     3,011   $    66,602   $   430,790    $ 1,438,825
                                                          ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                            I. A. EUROPE GROUP, INC.
                     (FORMERLY GENERAL TELEPHONY.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                     November 12, 1999
                                                                 For the QTR Ended     (Inception) to
                                                                      March 31           March 31
                                                                2003           2002        2003
                                                               ---------    ---------    ---------
Cash Flows from Operating Activities:
   Net loss                                                    $(354,925)   $     (27)   $(430,790)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation and amortization                            25,949          999       31,616
         Issuance of preferred stock in lieu of compensation       1,000
         Impairment of long lived assets                          14,333
         (Increase) decrease in accounts receivable               (4,481)      (4,481)
         Increace (decrease) in accounts payable                 474,120       (1,104)     480,370
                                                               ---------    ---------    ---------
             Net cash used in operating activities               140,663         (132)      92,048

Cash Flows Used from Investing Activities:
   Purchase of fixed assets                                     (140,315)          --     (160,315)
                                                               ---------    ---------    ---------

Cash Flows from Financing Activities:
   Shareholder contributions                                          --           --        6,250
   Issuance of capital stock                                          --           --       62,365
                                                               ---------    ---------    ---------
            Net cash provided by financing activities           (140,315)          --       68,615
                                                               ---------    ---------    ---------

Net Change in Cash                                                   348         (132)         348

Cash - Beginning of Period                                            --          687           --
                                                               ---------    ---------    ---------


Cash - End of Period                                           $     348    $     555    $     348
                                                               =========    =========    =========


Supplement Information:
   Cash payments made for:
       Income taxes                                            $      --    $      --    $      --
                                                               =========    =========    =========
       Interest                                                $      --    $      --    $      --
                                                               =========    =========    =========


    The accompanying noted are an integral part of these financial statements

Note 1 - Basis of presentation

         The accompanying 2003 and 2002 unaudited interim consolidated financial statements included herein have been prepared by I.A. Europe Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the year ended December 31, 2002.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         Exhibit
         Number        Description
         -------       -----------

         99.1          Section 906 Certification of CEO
         99.2          Section 906 Certification of CFO

         (b) Reports on Form 8-K

         The Company filed a Current Report dated March 4, 2003 Pursuant to Items 2,5 and 7 entitled "Acquisition or Disposition of Assets", "Other Events and Regulation FD Discloser" and "Financial Statements and Exhibits" respectively.

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on June 5, 2003 by the undersigned, thereunto duly authorized.


                                    I.A. Europe Group, INC.


                                    /s/ John McAuliffe
                                    -----------------------
                                    John McAuliffe
                                    Chief Financial Officer

                                 CERTIFICATION


         I, Victor Minca, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

         1.       I have reviewed this report on Form 10-QSB of I.A. Europe
                  Group, Inc.

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


Dated:  June 5, 2003                       /s/ Victor Minca
                                           --------------------------------
                                               Victor Minca
                                               President
                                               (the Chief Executive Officer
                                               of the Company)

                                 CERTIFICATION

         I, John McAuliffe, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

         1.       I have reviewed this report on Form 10-QSB of I.A. Europe
                  Group, Inc.

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

Dated:  June 5, 2003                       /s/ John McAuliffe
                                           ---------------------------
                                               John McAuliffe
                                               Chief Financial Officer