Form 10-K
period 2009-06-30
Ghost Technology Inc.
filed 2010-02-18
CIK 1121795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
——————————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Ghost Technology, Inc.
(Exact name of registrant as specified in its charter

Delaware	000-31705	91-2007477
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

20801 Biscayne Blvd., Suite 403 Aventura, Florida 33180
(Address of Principal Executive Office) (Zip Code)

(786) 923-5954
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		☐	Yes	☑	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		☐	Yes	☑	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		☐	Yes	☑	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Market value of approximately $207,240,046 based on December 31, 2008 closing price of $1.20 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 175,396,122 shares outstanding as of February 11, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.   BUSINESS

History

Ghost Technology, Inc. (“Ghost” or the “Company”) was organized on November 12, 1999 as a Nevada corporation under the name General Telephony.com, Inc. (“GTI”).  On July 17, 2002, I.A. Europe Group, Inc. (“I.A. Europe”) was formed as a Delaware corporation.  On December 2, 2002, GTI merged with and into I.A. Europe, leaving I.A. Europe as the surviving corporation and on April 8, 2008, the Company amended its certificate of incorporation to change its name.  From 2002, Ghost was a shell corporation with no assets, revenues or operations until January 2008 when it acquired rights to its only product, the Defender.

Current Status

We have not generated any current revenues, have minimal assets and are relying on the ability to raise the necessary capital to exploit the license we acquired to the Defender for the United States, Canada and Mexico.
Our management and most of our directors are based in Italy.  We have no employees.  Our Chief Executive Officer practices law in Italy and other countries in the European Union.

Acquisition of License to the Defender

As of January 2008, the Company acquired an exclusive license to the Defender for the United States, Canada and Mexico in exchange for 102,000,000 shares of common stock. The Agreement provides a patent assignment (of the patent pending) only for the United States but the rights for each of the three countries.  The Company believes that under Italian law, which governs the Agreement, it acquired ownership of the intellectual property rights for the United States, Canada and Mexico.

The Defender

The Defender is a software program that operates with and is integrated into a television set.  It enables subscribers to control the commercial advertisements being broadcast.  The Company’s plan is to provide subscribers with a free 42-inch television set that contains software through which the Defender operates.  These televisions will contain all the normal functions of a modern television set as well as Internet connectivity by which the Defender technology is accessed.  This technology allows the Defender to recognize when regular advertising comes on and automatically switches to its own advertisements.  Subscribers can choose to have the ads appear on either one-eighth or one-half of the screen and receive a set payment for each advertisement that they view.  Furthermore, the subscribers have the ability by simply pushing a button on the remote control that comes with the television to receive more information about a product seen in any of the ads that they are interested in.  This feature provides instant feedback to the users about the product or service, as well as to the advertiser about who is interested in their product.  Using the innovative logic of frame memory management, the Defender offers many other services beyond customized advertising including surveys and questions, home banking, as well as its own digital video recording (“DVR”) service.  The remote control that comes with the TV enables the subscriber to not only use the television in its ordinary fashion, but also provides an interactive experience where the subscriber can send answers to surveys or quizzes displayed and allows the individual to return to the program he or she has been watching whenever they want, just by pressing the deactivation key.

The Defender will provide advertisers with accurate information as to the number of viewers and reach targeted audiences rather than the general public.  Through viewers acting interactively, the advertisers will know what viewers want to see and how viewers react to advertisements they see.

Future Marketing

Ghost plans to commence marketing the Defender in the four counties in Florida after it obtains the necessary financing, which it estimates to be $85,000.

Competition

The Defender will compete directly with broadcast television networks, cable networks and local television stations, all of which sell advertising to advertisers.  To the extent that the Defender reduces the number of television viewers who can see advertisements, it directly threatens the above competition.  Although there are no direct competitors to the Defender and the service that it intends to provide, pay-per-view (“PPV”) channels or DVR companies, like Tivo, Inc. (“Tivo”), could be seen as competitors.  While the Defender is believed to be unique, both alternatives offer viewers the ability to escape television’s plethora of advertisements.  Both PPV and Tivo in different ways allow spectators to avoid commercials, while basic cable does not.

While PPV channels still contain some advertisements, they offer significantly less than basic cable channels.  Most PPV channels contain programs or events that are commercial free and advertisements are only made in between programs.  DVR companies, like Tivo, on the other hand, make a product that allows people to record any program, giving them the option to simply fast forward when any commercials come on.  Both PPV channels and DVR companies have been around for some time now and have an established customer base.

Employees

We currently have no employees.  Our officers provide services on a part-time basis.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

United States - Ghost maintains its headquarters in Miami, Florida.  The headquarters are in an executive suite environment where services are provided on an as-needed basis.  Our officers spend limited time in the United States and use these offices. Ghost is in the second year of a two-year lease which terminates on September 1, 2010.  The Company pays a monthly rental fee of $1,350.

Italy - Ghost has an office in Verona, Italy which is located in the home of Gianfranco Gracchi, the Company’s President. The Company pays Mr. Gracchi $975 per month for the space and the lease agreement has a 90 day termination clause. As of February 11, 2009, we owed Mr. Gracchi $31,175 for rent and other advances.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”) under the symbol GHST from October 23, 2008 until June 11, 2009.  Previously it was quoted under the symbol IAEG.  The following table provides the high and low bid price information for our common stock for the period since October 23, 2008 as reported by the Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.   No information is available for IAEG.

Year	Quarter Ended	Bid Prices
		High	Low
2009	June 30, 2009	$2.85	$2.00
	March 31, 2009	$2.50	$1.20
	December 31, 2008	$1.25	$1.00

There are approximately 524 holders of record of our common stock.  We believe that additional beneficial owners of our common stock hold shares in street name.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

We have sold shares of common stock without registration under the Securities Act of 1933 in reliance upon the exemption provided in Regulation S thereunder.

Name or Class of Investor	Date of Sale	No. of Shares	Reason for Issuance
Investors	July 25, 2008	166,933,240 shares of common stock	Investment
Investors	May 8, 2009	478,476 shares of common stock	Investment
Consultant	June 15, 2009	50,000 shares of common stock	Legal services
Service Provider	July 15, 2009	15,000 shares of common stock	Services rendered

ITEM 6.    SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in “Management’s Discussion and Analysis and Plan of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We are a company which is seeking to exploit a license for the Defender.  We have not generated any revenue and need substantial additional financing to market our services.  At June 30, 2009, we had $6 of cash and no other assets on our balance sheet.

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. These estimates which are discussed below involve certain assumptions that if incorrect could create a material adverse impact on Ghost’s results of operations and financial condition.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Income Taxes

The Company accounts for income taxes under the liability method.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At June 30, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008.

           We have not generated any revenue.  For the years ended June 30, 2009 and 2008, we sustained net losses of approximately $463,000 and $4.7 million, respectively.  Our expenses consisted primarily of general and administrative costs.  The primary general and administrative costs in fiscal 2009 were payroll expenses of approximately $233,000 and professional fees of $121,000 and in fiscal 2008 were stock based compensation of approximately $1.7 million and $2.9 million in exchange for the Defender license.  With the exception of stock based compensation, the loss from operations increased by approximately $322,000. The increase in the loss occurred as a result of our acquiring the Defender, taking preliminary steps to exploit the license, the change in management and our efforts to regain compliance with our Securities and Exchange Commission reporting obligations.  Our working capital came from the sales of our common stock to investors in Italy, and loans from our directors.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2009, the Company used net cash of approximately $117,000 in operating activities as compared to approximately $326,000 for the fiscal year ended June 30, 2008. The decrease in cash used from operations was primarily the result of an increase in general and administrative expenses of approximately $322,000 offset by a repayment of accounts payable in fiscal 2008 of approximately $203,000 and contributed capital by a related party to pay general and administrative expenses in fiscal 2009 of approximately $312,000.

Cash flows from financing activities for the fiscal year ended June 30, 2009 were approximately $112,000 as compared to approximately $322,000 for the fiscal year ended June 30, 2008. During the fiscal year ended June 30, 2009, we recceived net proceeds from the sale of common stock amounting to approximately $96,000 as compared to net proceeds of approximately $105,000 from the sale of common stock offset by repayments to former related parties of approximately $183,000 during the fiscal year ended June 30, 2008. As of the date of this Report, we have only a diminimus amount of available cash.

We need to raise approximately $ 500,000 to remain operational. We estimate we will need $200,000 to purchase televisions and related software, $35,000 for marketing, $ 65,000 for employees and $ 200,000 for general working capital. As of the date of this Report,  we owe our officers and directors $ 51,175 including accrued interest. They could cause us to cease operations if they (or any of them) demanded payment. We cannot assure you we will raise sufficient capital to remain operational.

We are a party to an Italian agreement where some third-party has agreed to provide one of our officers and directors with monthly payments of €1,000,000 (approximately $1,400,000 U.S.) beginning November 30, 2009.  We have been advised by the Company’s management that the stock must be trading for the payments to be made.  It appears that the 30,000,000 shares are to be delivered to a securities account which requires the signature of the two parties (including the Ghost officer and director) and that the account will be used to obtain a credit line from an Italian bank. The Company has supplied its United States counsel with an English translation of this Agreement, but no attempt has been made at verifying the authenticity or translation of this Agreement.  However, because the issuance of 30,000,000 was contrary to Delaware law, the shares were subsequently returned. An earlier version of this agreement required our common stock to trade above $2.00 but the Company’s management has stated that this earlier agreement has been superseded. Our Chief Executive Officer, an Italian lawyer, has advised our United States counsel that the Agreement is valid under Italian Law. We cannot assure you that we will receive any funding under this Agreement.

Related Party Transactions –

In June 2009, the Company issued 50,000 shares of common stock valued at $0.10 per share to its Chief Executive Officer and Chief Financial Officer for services rendered as legal counsel. Prior to June 30, 2009, the Company issued shares of common stock for personal services rendered to three members of the Board of Directors. We owe our officers and directors $51,175 for loans made.  The loans are not documented and are due on demand. Another officer and director paid $311,698 and $418,054 of our expenses in the years ended June 30,  2009 and 2008, respectively. He also has paid $66,321 since June 30, 2009. These advances are considered contributed capital with no expectation of repayment.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Forward-Looking Statements

The statements in this report relating to the Company’s future liquidity, its business plan in providing free television sets that contain the Defender technology and the Company’s plan of marketing the Defender in the United States, Canada and Mexico are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors which follow.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the common stock Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you might lose all or part of your investment.

Risks Relating to the Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We have no working capital.  Because we do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, our auditors have issued a qualified opinion. Our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures.  We cannot assure you that we will be able to generate sufficient sales or raise adequate capital to meet our future working capital needs.

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

Since we have a limited operating history under our current business model, it is difficult for investors to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by start-up companies and the major threat the Defender poses to major broadcasters. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We currently need substantial working capital.  The slowdown in the global economy, the freezing of the credit markets and severe decline in the stock market may adversely affect our ability to raise capital.  If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to remain in business, and we will have to cease operations.

Even if we secure the necessary working capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future equity capital investments will dilute existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Because Ghost’s business plan is unproven it may not result in the generation of any revenue, material revenue or profitability.

Ghost is relying upon its license to the Defender for United States, Canada and Mexico.  To date, it has not taken any material steps to determine if its business plan is feasible in these countries.  We cannot assure you that assuming we obtain sufficient financing, we will be able to successfully market the Defender in any of these countries, derive any material revenue or attain profitability.  Although a similar product is being marketed in certain countries in Europe, including Italy, we have no access to any information concerning how successful the service is elsewhere.  If we are not successful in marketing the Defender, because we have no other proposed services or products, it is likely that you will lose your entire investment.

Because our business model is new, our growth strategy may not be achievable and may not result in profitability.

We may not be able to implement our growth strategy reflected in our business plan rapidly enough as to achieve profitability.  Our growth strategy is dependent on a number of factors, including market acceptance of the Defender.  We cannot assure you that consumers and others will acquire the Defender or react to the commercials being shown on their television through the Defender.

Among other things, implementation of our growth strategy would be adversely affected if:

▪	we may not be able to attract sufficient users for the Defender;
▪	even if we attract sufficient users, they may not be willing to use its services with sufficient frequency in order to generate meaningful acceptance to our advertisers;
▪	our costs for the televisions we will distribute to the users of the Defender may be materially more than we anticipate which will affect our future gross profit margins; and
▪	we may face significant litigation from broadcast television networks and other networks which will
▪	not only divert our management’s time and attention, but involve prohibitive legal and other defense costs.

If we are not able to attract enough advertisers for the Defender service, we may not generate sufficient revenue and cease operations.

The core of our business is to be able to sell enough advertising to generate material revenue for us and provide alternatives to users of the Defender.  If we are not able to sell sufficient advertising which users interact with, advertisers may cease spending money with us and users may cease using the Defender.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If we are able to successfully market the Defender, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

If we begin to generate revenue, our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and our own forecasts.  If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include the following:

▪	the rate at which we are able to distribute the Defender;
▪	the usage by subscribers of our interactive technology;
▪	the costs we incur in paying subscribers;
▪	the willingness of advertisers to pay us rates which result in adequate gross margins;
▪	increases in television and other costs;
▪	seasonal patterns in advertisers’ spending;
▪	worsening economic conditions which cause advertisers to reduce spending and consumers to reduce their purchases;
▪	changes in the regulatory environment, including regulation of advertising, that may negatively impact our marketing practices;
▪	the timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;
▪	the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and
▪	costs related to acquisitions of technologies or businesses.

Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter advertisers’ current or prospective spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations and financial condition.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, J.C. Nardi, Chief Executive Officer and Gianfranco Gracchi, President, are important to the management of our business and operations and the development of our strategic direction. Additionally, our Vice President, Mr. Esterino Castellazzi, is President of an Italian company which owns the rights to the Defender in at least part of the European Union. None of these people have any agreements to continue serving us, and Mr. Nardi has an active law practice in Italy.  The loss of the services of Messrs. Nardi, Gracchi or Castellazzi and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

We may be subject to litigation for infringing the intellectual property rights of others.

Our success will depend, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

While the Defender is licensed to us, if it or the patent it has licensed are challenged, the license agreement does not, as is customary, require the licensor to defend the patent and pay the costs. If a third party claims the Defender violates other patents or intellectual property,, then we could be asked to license, re-engineer the Defender or revise our business model according to terms that may be extremely expensive and/or unreasonable.

Any patent litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could cause us to cease operations.

We may be involved in lawsuits to protect our intellectual property rights, which could be expensive and time consuming.

We rely on a patent license on the Defender to protect our intellectual property rights. In the United States we have a patent pending based upon an international patent.  If a United States patent does not issue, we may be subject to signification competition.  If a third party violates our rights, intellectual property litigation is very expensive and can divert our limited resources. We may not prevail in any litigation. An adverse determination of any litigation brought by us could materially and adversely affect our future results of operations.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

If we are sued by broadcast television and leading cable networks or advertisers, the cost to defend the litigation may cause us to cease operations and an adverse decision would force us to cease operations.

The Defender had the potential to jeopardize the business model of leading broadcast and cable television networks and their advertisers.  In particular, while the advertisers could bypass the networks and advertise with us, the networks will find that their very existence is threatened by the Defender.  Accordingly, it is very likely that one or more networks will institute litigation against the Company claiming that our business model threatens them in a manner which violates contractual or other rights they have.  In such event, because of their vast resources, we expect that one of their efforts will be to crush us economically.  If this were to occur, the costs of defense could exceed any capital that we are able to raise and cause us to cease operations.  Similarly, if we were to lose such litigation, we would be forced to cease operations.

If the Patent Reform Act of 2007 is enacted into law, it could make challenges to our patents easier, may increase the likelihood that we will be sued or our patents challenged at the United States Patent and Trademark Office, subject us to extraordinary legal expenses and risk a ruling that one or more of our patents are invalid.

There is currently pending in the United States Congress legislation referred to as the Patent Reform Act of 2007. While it is uncertain whether it will be passed into law and whether or how it will be amended, proponents argue it will reduce the explosive litigation costs and patent infringement judgments while enhancing innovation. However, in its current version, we believe it will make it easier to challenge patents, may increase the likelihood our patents will be challenged in court or administratively at the United States Patent and Trademark Office, could result in extraordinary legal fees defending our patents and could result in one or more of our patents being ruled invalid. This would result in a material adverse effect upon our future operating results and financial condition, including increasing competition.

Risks Related to Our Common Stock

Because our Board of Directors has acted without the concurrent of experienced counsel with a Delaware General Corporate Law background, the continuance could hamper our ability to become current with our Securities and Exchange Commission reporting requirements.

Our audit for the years ended June 30, 2009 and 2008 was substantially delayed due to our failure to seek contemporaneous or subsequent advice of counsel familiar with the Delaware General Corporate Law.  This also increased our auditing, accounting and legal fees.  If this pattern occurs in the future, we will not likely be able to timely file our reports with the Securities and Exchange Commission.

Currently there is no public market for our common stock, and we cannot predict the future prices or the amount of liquidity.

Currently, there is no public market for our common stock and one may never develop. We are in the process of applying to list our common stock on the Pink Sheets. To be publicly traded, a broker-dealer is required to file an application with the Financial Industry Regulatory Authority (“FINRA”).  Trading cannot begin until FINRA ceases to comment upon the application.  To date, we have not found a broker-dealer to make the application.  Once we do, the FINRA comment process is lengthy.  Once we begin trading, the Pink Sheets is not a liquid market in contrast to the major stock exchanges including Nasdaq. We cannot assure you as to the liquidity or the future market prices if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected. We cannot predict the price at which we will begin trading or future prices.

We will be subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The Securities and Exchange Commission or SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. We expect the market price of our common stock will be less than $5.00 per share and therefore we will be considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares should one develop.

Our stock price may be volatile because of factors beyond our control.

Any of the following factors could affect the market price of our common stock:

▪	our failure to generate revenue,
▪	our failure to achieve and maintain profitability,
▪	actual or anticipated variations in our quarterly results of operations,
▪	announcement by us of the commencement of or the progress of any litigation,
▪	any disputes by us with suppliers of televisions or other component suppliers,
▪	our failure to meet anticipated results with respect to distribution of the Defender to consumers and others,
▪	the failure of the Defender to operate as expected, and
▪	complaints received from consumers and other users.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

In the future we may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our board of directors may issue, without a vote of our shareholders, one or more series of preferred stock that have more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support us and our management and permit our management to retain control of our business. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS

See pages F-1 through F-18.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

 (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
2.    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and
3.    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of June 30, 2009 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of June 30, 2009, we have concluded that our internal control over financial reporting was ineffective as of June 30, 2009.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

During the year ended June 30, 2009, the Company maintained the accounting books and records in two different locations.

There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity instruments.

There is a lack of formal process and timeline for closing the books and records at the end of each reporting period.

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition this has resulted in a lack of controls over the issuance of the Company’s stock which resulted in instances of shares not timely authorized, a transaction where shares were issued in the Company’s name then cancelled and share issuances where determining fair value could be difficult, since the transaction was reviewed during a period after the actual issuance occurred..

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve and optimum segregation of duties.

There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers with board of director approval when needed.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In 2008, we engaged an outside consultant to assist in the financial reporting process and to implement controls and procedures.  Our consultant  is primarily responsible in overseeing the record keeping of the Company’s primary operations, recording complex accounting instruments, such as equity and equity based compensation.

We are committed to improving our financial organization. As part of this commitment, when funds become available, we intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. These personnel will provide the depth of knowledge and time commitment to provide a greater level of review for corporate activities. The appointment of additional outside directors with industry expertise will greatly decrease any control and procedure issues the company may encounter in the future. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. When funds become available, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

1.    We will document a formal code of ethics.
2.    We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.
3.    We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting. Under current rules relating to PCAOB standard number 5, we recognize that our internal controls will require certification of our independent registered public accounting firm

Subsequent to June 30, 2009, we are reviewing our methods and when funds become available we will undertake the following steps to address the deficiencies stated above:

▪	Centralized accounting books and records to one primary location

▪	Development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the board of directors.

Name	Age	Position(s)
Jean Carlo Nardi	54	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Gianfranco Gracchi	46	President, Secretary, Treasurer and Director
Esterino Castellazzi	44	Vice President and Director
Ennio Bertoli	49	Director
Roberto Cella	59	Director
Nerio Montesel	44	Director
Marco Zambolin	48	Director

Jean Carlo Nardi has been a director since January 19, 2009, our Chief Financial Officer and Chairman of the Board since January 22, 2009 and our Chief Executive Officer since August 13, 2009.  Mr. Nardi has practiced business and international law in Europe beginning in 1980.  He is currently a member of a law firm called Change International, which has four offices in Italy and additional offices in Europe and the United States.  Previously, he was a member of Nardi Oppenheim, a Miami, Florida based law firm, Studio Legale Nardi and Associates, Gardenal, Nardi and Associates and the Gardenal Law Firm.  He has professional degrees consisting of a law degree from the University of  Florence, a Master’s Degree in European Law from Bruges, Belgium and a Master’s Degree in Law (LLM) from Tulane University.

Gianfranco Gracchi has been a director of Ghost since July 16, 2008 and our President, Secretary and Treasurer since January 22, 2009.  Since 2000, Mr. Gracchi has been an artist painter and computer science expert.  From 1992 to 1999, he was a manager of ING Bank Italy.  From 1988 through 1992, Mr. Gracchi was a Financial Adviser for Mediolanum Bank.  In 1999, he was the Recruitment Director for three Italian Bank groups.

Ennio Bertoli  has been a director of Ghost since January 19, 2009.  He is currently the manager of CE.DI.VE Spa.  Since 2004, Mr. Bertoli has been a partner and shareholder of LONER srl, FRUMEN srl, and BMP srl.  From 1994 to 2006, Mr. Bertoli built more than 200 apartments for investment.

Esterino Castellazzi has been a director of Ghost since July 16, 2008 and vice president since July 28, 2008.  Since 2004, Mr. Castellazzi has been the Chief Executive Officer of the advertising company Ghost Technology Spa which operates the Defender in certain parts of the European Union.  Since 2004, he has been the Chief Executive Officer of Gaved Srl. a publishing company.  Mr. Castellazzi is also an officer and part owner of the DVD recording company In Service Media Video, Srl.  Additionally, since 1997, Mr. Castellazzi has been the Chief Executive Officer of the multimedia company M.C. Video Srl.

Roberto Cella has been a director  of Ghost since July 7, 2009.  From 1994 – 2008, Mr. Cella was Operations Director for C.Y.P.C.A. in Caracas, Venezuela.  He has been Chief Executive Officer of InAsset since September 2007.

Nerio Montesel has been a director of Ghost since January 19, 2009.  He was the Chief Executive Officer of Ghost from November 19, 2008until August 13, 2009.  Mr. Montesel has over 20 years of experience in real estate investing.  Since 2004, Mr. Montesel has been the President and Chief Executive Officer of LONER srl, FRUMEN srl, and BMP srl.  Additionally, since 2000, Mr. Montesel has been the President of Tec srl.

Marco Zambolin  has been a director of Ghost since January 19, 2009.  From 2005 to 2006, Mr. Zambolin served as a director of Ghost Technology Spa and has served as CEO and President of Primosat s.r.l since 2007.

Family Relationships

There are no family relationships among our directors or officers.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, or other committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or other committees.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Ghost Technology, Inc., 20801 Biscayne Blvd., Suite 403, Aventura, Florida 33180, Attention: Mr. Gracchi. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of Ghost. Officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms filed with the SEC, we have determined that JC Nardi, Ennio Bertoli, Roberto Cella and Marco Zambolin have not filed their initial ownership reports on Form 3 and Gianfranco Gracchi and Esterino Castellazzi, JC Nardi and  Roberto Cella  have not filed their Form 4s.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Employment Agreements

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer) at June 30, 2009 and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (“Named Executive Officers”).

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Total ($)(j)
Nerio Montesel	2009	$0	$0
Chief Executive Officer	2008	$0	$0
Gianfranco Gracchi	2009	$105,494	$105,494
President	2008	$20,000	$20,000

Compensation of Directors

The Company compensates its non-employee directors by paying them 105,494

ITEM 12.   SECURITY  OWNERSHIP OF CERTAIN BENIFICIAL OWENERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table sets forth the number of shares of Ghost’s voting stock beneficially owned as of February 11, 2010 by (i) those persons known by Ghost to be owners of more than 5% of Ghost’s common stock, (ii) each director of Ghost, (iii) all Named Executive Officers, and (iv) all executive officers and directors of Ghost as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

Directors and Executive Officers:
Common Stock	Jean Carlo Nardi(2)(3)	50,000	*
Common Stock	Gianfranco Gracchi(2)(3)(4)	68,432,000	31.1%
Common Stock	Esterino Castellazzi(2)(3)	3,750,000	1.7%
Common Stock	Ennio Bertoli(2)	2,500,000	1.1%
Common Stock	Roberto Cella(2)(5)	100,000	*
Common Stock	Nerio Montesel(2)	23,274,395	10.6%
Common Stock	Marco Zambolin(2)	1,850,000	*
Common Stock	All directors and executive officers as a group (7 persons) (4)	100,406,395	45.6%
*	Less than 1%

(1)	Applicable percentages are based on 175,396,122 shares of common stock and 2,000 shares of Series A Preferred Stock with 50,000,000 votes outstanding as of February 11, 2010, adjusted as required by rules of the SEBeneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of filing this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, Ghost believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. (2)A director.

(3)	An executive officer.

(4)	Includes 1800 shares of Series A Preferred Stock (“Series A”) owned by Mr. Gracchi. Each share of Series A is entitled to 25,000 votes per share.

(5)	Represents 100,000 stock options.

ITEM 13.   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has been wholly dependent upon contributios of capital from its officers.  For the years ended June 30, 2009 and 2008, the Company's officers contributed $311,698 and $418,054, respectively from these officers.  Subsequent to June 30, 2009, a Vice President and director contributed another $56,321 to pay professional fees and other expenses. During the years ended June 30, 2009 and 2008 the Company repaid former officers of the Company approximately $179,000.

Although the Company’s license agreement for the Defender for the United States, Canada and Mexico does not have any explicit conditions as to when it must commence marketing it or as to minimum future revenues, Mr. Esterino Castellazzi, an officer and director of the Company, has threatened to cancel the license.  Mr. Castellazzi is the President of an Italian company with rights to the Defender in at least part of the European Union.  The Company’s Chief Executive Officer, an Italian lawyer, believes Mr. Castellazzi has no right to cancel the license.

In October 2007, the Company entered into a Stock Purchase Agreement with Nerio Montesel, currently a director, and former Chief Executive Officer, through which the Company agreed to sell Mr. Montesel 2,000 shares of Series A Preferred Stock (“Series A”) in exchange for payment of $400,000.  In July 2008, the Company and Mr. Montesel (together with Mr. Gianfranco Gracchi, the Company’s current President and a director) entered into an agreement through which Mr. Montesel waived certain of the conditions contained in the October 2007 Stock Purchase Agreement.  The sale of the Series A then closed.  In conjunction with the closing, the prior holder of the Series A cancelled the existing 2,000 shares of Series A so that following the closing there still remained 2,000 Series A which shares were then owned by Mr. Montesel.

The Company leases an office in Italy from its President. See “Item 2. Properties.”  Additionally, it has borrowed $28,000 from Ennio Bertoli, a director. See “Item 8.  Financial Statements”, Notes 5 and 8.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ghost’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Berman & Company, P.A. as Ghost’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Berman & Company, P.A. in fiscal 2008 and 2009 were approved by the Audit Committee..

	Fiscal 2008	Fiscal 2009
Audit Fees (1)	$19,000	$28,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
———————
(1) Audit fees – these fees relate to the audit of our annual financial statements.  These fees cover both 2008 and 2009.

PART IV

ITEM 15.   EXHIBITS.

No.	Description	Incorporated By Reference

3.1	Certificate of Incorporation	Filed with this report

3.2	Certificate of Merger	Filed with this report

3.3	Certificate of Designation	Filed with this report

3.4	Certificate for Renewal and Revival of Charter	Filed with this report

3.5	Amendment to the Certificate of Incorporation	Filed with this report

3.6	Certificate of Correction to the Certificate of Incorporation	Filed with this report

3.7	Certificate of Amendment to Certificate of Incorporation	Filed with this report

3.8	Amended and Restated Bylaws	Filed with this report

10.4	Defender Agreement	Filed with this report

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 302)	Filed with this report

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished with this report

GHOST TECHNOLOGY, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets – As of June 30, 2009 and 2008	F-4

Consolidated Statements of Operations – For the Years Ended June 30, 2009 and 2008 and for the Period from November 12, 1999 (inception) to June 30, 2009	F-5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) – For the Years Ended June 30, 2009 and 2008 and for the Period from November 12, 1999 (inception) to June 30, 2009	F-6

Consolidated Statements of Cash Flows – For the Years Ended June 30, 2009 and 2008 and for the Period from November 12, 1999 (inception) to June 30, 2009	F-7

Notes to Consolidated Financial Statements for the Years Ended June 30, 2009 and 2008	F-8 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Ghost Technology, Inc.

We have audited the accompanying consolidated balance sheets of Ghost Technology, Inc. and subsidiary (a development stage company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and 2008 and for the period from November 12, 1999 (inception) to June 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ghost Technology, Inc. and subsidiary (a development stage company) as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended June 30, 2009 and 2008 and for the period from November 12, 1999 (inception) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a net loss of $463,470 and net cash used in operations of $116,544 for the year ended June 30, 2009; and has a working capital and stockholders’ deficit of $56,876 at June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
February 13, 2010

Ghost Technology, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2009	June 30, 2008
Assets
Current Assets
Cash	$6	$4,189
Total Current Assets	6	4,189

Total Assets	$6	$4,189

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Due to related parties	$12,500	$-
Due to former related parties	28,000	24,265
Accrued expenses	16,382	-
Total Current Liabilities	56,882	24,265

Stockholders’ Equity (Deficit)
Preferred stock, Series "A", $0.001 par value; 5,000,000 shares authorized;
2,000 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized;
175,281,122 and 174,700,039 shares issued and outstanding	175,281	174,700
Additional paid in capital	5,732,620	5,362,331
Stock subscription receivable	-	(55,800)
Deficit accumulated during the development stage	(5,964,779)	(5,501,309)
Total Stockholders’ Equity Deficit	(56,876)	(20,076)

Total Liabilities and Stockholders' Equity (Deficit)	$6	$4,189

See accompanying notes to financial statements

Ghost Technology, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Years Ended June 30,		November 12, 1999 (inception) to
	2009	2008	June 30, 2009

General and administrative expenses	$463,470	$4,717,143	$5,964,779

Net loss	$(463,470)	$(4,717,143)	$(5,964,779)

Net loss per common share - basic and diluted	$(0.00)	$(0.17)	$(0.24)

Weighted average number of common shares outstanding during the period - basic and diluted	174,342,471	27,728,790	24,584,727

See accompanying notes to financial statements

Ghost Technology, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended June 30, 2009 and 2008 and for the Period from
November 12, 1999 (Inception) to June 30, 2009

							Deficit
							Accumulated
	Preferred Stock					Stock	During	Total
	Series A		Common Stock, $.001 Par Value		Additional	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Receivable	Stage	Equity (Deficit)

Issuance of common stock for cash - related parties - founder shares ($0.001/share)	-	$-	1,800,000	$1,800	$-	$-	$-	$1,800

Issuance of common stock for cash ($0.05/share)	-	-	840,000	840	41,160	-	-	42,000

Net loss, period ended December 31, 1999	-	-	-	-	-	-	(12,460)	(12,460)

Balance - December 31, 1999	-	-	2,640,000	2,640	41,160	-	(12,460)	31,340

Issuance of common stock for cash ($0.05/share)	-	-	371,300	371	18,194	-	-	18,565

Net loss, 2000	-	-	-	-	-	-	(20,985)	(20,985)

Balance - December 31, 2000	-	-	3,011,300	3,011	59,354	-	(33,445)	28,920

Contributed capital - related party	-	-	-	-	6,250	-	-	6,250

Net loss, 2001	-	-	-	-	-	-	(20,255)	(20,255)

Balance - December 31, 2001	-	-	3,011,300	3,011	65,604	-	(53,700)	14,915

Stock issued for services - related party ($0.50/share)	2,000	2	-	-	998	-	-	1,000

Net loss, 2002	-	-	-	-	-	-	(22,165)	(22,165)

Balance December 31, 2002	2,000	2	3,011,300	3,011	66,602	-	(75,865)	(6,250)

Issuance of common stock for cash ($0.21/share)	-	-	324,171	324	69,280	-	-	69,604

Stock issued for services ($0.10/share)	-	-	2,431,328	2,431	240,701	-	-	243,132

Net loss for the six month ended June 30, 2003	-	-	-	-	-	-	(481,262)	(481,262)

Balance - June 30, 2003	2,000	2	5,766,799	5,767	376,583	-	(557,127)	(174,776)

Net loss Year ended June 30, 2004	-	-	-	-	-	-	(55,922)	(55,922)

Balance - June 30, 2004	2,000	2	5,766,799	5,767	376,583	-	(613,049)	(230,698)

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	(192)	(192)

Balance - June 30, 2005	2,000	2	5,766,799	5,767	376,583	-	(613,241)	(230,890)

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	(192)	(192)

Balance - June 30, 2006	2,000	2	5,766,799	5,767	376,583	-	(613,433)	(231,082)

Net loss for year ended June 30, 2007	-	-	-	-	-	-	(170,733)	(170,733)

Balance - June 30, 2007	2,000	2	5,766,799	5,767	376,583	-	(784,166)	(401,815)

Issuance of common stock for cash ($0.024/share)	-	-	6,723,000	6,723	153,752	(55,800)	-	104,675

Issuance of common stock for license ($0.028/share)	-	-	102,000,000	102,000	2,775,547	-	-	2,877,547

Stock issued for services ($0.028)/share	-	-	60,210,240	60,210	1,638,396	-	-	1,698,606

Net loss for the year ended June 30, 2008	-	-	-	-	-	-	(4,717,143)	(4,717,143)

Contributed capital - related party	-	-	-	-	418,054	-	-	418,054

Balance - June 30, 2008	2,000	2	174,700,039	174,700	5,362,331	(55,800)	(5,501,309)	(20,076)

Issuance of common stock for cash ($1.00/share)	-	-	40,297	40	40,286	-	-	40,326

Stock issued for services ($0.028/share)	-	-	490,786	491	13,355	-	-	13,846

Stock issued for services ($0.10/share)	-	-	50,000	50	4,950	-	-	5,000

Cash from stock subscriptions	-	-	-	-	-	55,800	-	55,800

Contibuted capital - related party	-	-	-	-	311,698	-	-	311,698

Net loss for the year ended June 30, 2009	-	-	-	-	-	-	(463,470)	(463,470)

Balance - June 30, 2009	2,000	$2	175,281,122	$175,281	$5,732,620	$-	$(5,964,779)	$(56,876)

See accompanying notes to financial statements

Ghost Technology, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended June 30,		For the period from November 12, 1999 (Inception) to
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,470)	$(4,717,143)	$(5,964,779)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	18,846	1,698,606	1,961,584
Stock issued for license	-	2,877,547	2,877,547
Depreciation	-	-	5,667
Impairment of long lived assets	-	-	128,700
Non-cash general and administrative expenses - contributed by related party	311,698	18,054	336,002
Changes in operating assets and liabilities
Accrued expenses payable	16,382	(202,681)	16,382
Net Cash Used In Operating Activities	(116,544)	(1,325,617)	(638,897)

CASH FLOWS USED FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(134,367)
Net Cash Used In Investing Activities	-	-	(134,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital - related party	-	400,000	400,000
Proceeds from related party loans	12,500	-	12,500
Proceeds (repayments) - former related parties	3,735	(183,030)	28,000
Proceeds from sale of common stock and subscription receivable	96,126	104,675	332,770
Net Cash Provided By Financing Activities	112,361	321,645	773,270

Net increase (decrease) in cash	(4,183)	(3,972)	6

Cash - beginning of year/period	4,189	8,161	-

Cash - end of year/period	$6	$4,189	$6

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to financial statements

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from
November 12, 1999 (inception) to June 30, 2009

Note 1 Nature of Operations

Nature of operations and U.S. Securities and Exchange Commission Notification

Ghost Technology, Inc. (“the Company”), formerly IA Europe Group Inc. (“IAEG”), is a Delaware Corporation that was incorporated on November 12, 1999. The Company previously filed U.S. Securities and Exchange Commission (“SEC”) filings as General Telephony.com, Inc. (“GTI”) prior to its name change.  On December 6, 2002, IAEG merged with GTI, in a transaction treated as a reverse acquisition and recapitalization. On January 16, 2008, the Company changed its name to Ghost Technology, Inc.

In November 2008, the Company has licensed the technology for a product known as “Defender" - an electronic device, which is directly integrated in a television set. It maintains all the basic functions of a television, but as soon as advertisements are broadcast, the “Defender" changes the TV channel to stored advertisements that are directed to the viewer based on previously determined content.  The license covers the Unites States, Canada and Mexico. The Company believes that under Italian law, which governs the acquisition agreement, it acquired ownership of the intellectual property rights for the three countries.

The Company’s prior fiscal year end was December 31, 2002.  Beginning June 30, 2003, the Company changed its year-end to June 30.

On April 20, 2009, the SEC ordered an administrative hearing pursuant to Section 12(J) of the Securities Exchange Act of 1934 due to the Company’s delinquency in filing prior quarterly and annual reports. The Company did not contest the proceeding. No final order has been issued by the SEC. The Company intends to file all required filings in a timely manner during 2010.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Development stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for the product.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from
November 12, 1999 (inception) to June 30, 2009

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2009 and 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2009 and 2008, respectively, the balance did not exceed the federally insured limit.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

Segment information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from
November 12, 1999 (inception) to June 30, 2009

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the years ended June 30, 2009 and 2008, and for the period from November 12, 1999 (inception) to June 30, 2009, are equivalent since the Company has had continuing losses.  The Company also had no common stock equivalents.

Income Taxes

The Company accounts for income taxes under the liability method.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At June 30, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from
November 12, 1999 (inception) to June 30, 2009

Recent accounting pronouncements

The Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

The Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from
November 12, 1999 (inception) to June 30, 2009

The Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $463,470 and net cash used in operations of $116,544 for the year ended June 30, 2009; and has a working capital and stockholders’ deficit of $56,876 at June 30, 2009.

The Company is in the development stage. Further, losses from operations are continuing subsequent to June 30, 2009, and the Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company also has received an administrative order from the U.S. Securities and Exchange Commission that could affect its ability to become a publicly traded company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

● seeking additional third party debt and/or equity financing,

● continue with development of the Defender; and

● advertise and market the Defender product so that revenues can be generated.

Note 4 Fair Value

The Company will categorize assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

● Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

● Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

● Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category would be presented in a table, which may include changes in fair value that were attributable to both observable and unobservable inputs.

There were no instruments requiring a fair value classification at June 30, 2009 and 2008, respectively.

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from

Note 5 Related Party Transactions

(A)	Due to related parties

The Company’s officers and certain stockholders have advanced funds, or paid corporate expenses on behalf of the Company, on an as needed basis. As of June 30, 2009 and 2008, the Company owed $12,500 and $0, respectively. These advances are non-interest bearing, unsecured and due on demand.

(B)	Due to former related parties

Former related parties consist of those individuals that were officers prior to a private stock transaction during October 2007. In connection with this private transaction, the Company’s former Chief Executive Officer sold his ownership in 2,000 shares of preferred stock, that due to super voting rights, allowed for a change in control due to a transfer in voting control (See Note 8(B))

At June 30, 2009 and 2008, these former related parties were owed $28,000 and $24,265, respectively.

Note 6 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforwards for tax purposes totaling approximately $1,100,000 at June 30, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at June 30, 2009 and 2008 are approximately as follows:

	2009	2008
Gross deferred tax assets:
Net operating loss carryforwards	$(417,000)	$(254,000)
Total deferred tax assets	417,000	254,000
Less: valuation allowance	(417,000)	(254,000)
Net deferred tax asset recorded	$-	$-

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from

The valuation allowance at June 30, 2008 was approximately $254,000. The net change in valuation allowance during the year ended June 30, 2009 was an increase of approximately $164,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2009.

The actual tax benefit differs from the expected tax benefit for the years ended June 30, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) approximately as follows:

	2009	2008

Expected tax expense (benefit) – Federal	$(149,000)	$(1,516,000)
Expected tax expense (benefit) – State	(25,000)	(259,000)
Non-deductible stock compensation	7,000	1,722,000
Meals and entertainment	3,000	3,000
Change in Valuation Allowance	164,000	50,000
Actual tax expense (benefit)	$-	$-

Note 7 Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from

Note 8 Stockholders’ Deficit

(A)	Common Stock Issuances

In November 1999, the Company issued 1,800,000 shares of common stock to its founders for $1,800 ($0.001/share).

In December 1999, the Company issued 840,000 shares of common stock for $42,000 ($0.05/share).

In May 2000, the Company issued 371,300 shares of common stock for $18,565 ($0.05/share).

In 2003, the Company issued 324,171 shares of common stock for $69,604 ($0.21/share).

In 2003, the Company issued 2,431,328 shares of common stock to consultants for services rendered having a fair value of $243,132 ($0.10/share), based upon the fair value of the services rendered.  The fair value of the services provided reflected a more readily determinable fair value than the shares issued. The Company expensed this stock issuance as a component of general and administrative expense.

In July 2008, the Company sold 6,723,000 shares of common stock for $160,475 ($0.024/share). Of the total, $55,800 was recorded as a subscription receivable.  The subscription was collected during the year end June 30, 2009.

In July 2008, the Company issued 102,000,000 shares of common stock in exchange for a license agreement relating to the Defender, having a fair value of $2,877,547 ($0.028/share), based upon the average cash sales price of the Company's common stock.  The Company had various third party cash issuances, at varying prices, during a period of time when these shares for the Defender were issued as a non-cash transaction.  The Company has determined that the average price per share (as sold to third parties) is the most accurate method for determining fair value.

In July 2008, the Company issued 60,210,240 shares of common stock to consultants for services rendered having a fair value of $1,698,606 ($0.028/share), based upon the average cash sales price of the Company's common stock.  The Company had various third party cash issuances, at varying prices, during a period of time when these shares for the Defender were issued as a non-cash transaction.  The Company has determined that the average price per share (as sold to third parties) is the most accurate method for determining fair value.

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from

In May 2009, the Company issued 490,786 shares of common stock to consultants for services rendered having a fair value of $13,846 ($0.028/share), based upon the average cash sales price of the Company's common stock.  The Company had various third party cash issuances, at varying prices, during a period of time when these shares for the Defender were issued as a non-cash transaction.  The Company has determined that the average price per share (as sold to third parties) is the most accurate method for determining fair value.

In June 2009, the Company issued 50,000 shares of common stock to a consultant for services rendered having a fair value of $5,000 ($0.10/share), based upon the fair value of the services rendered.  The fair value of the services provided reflected a more readily determinable fair value than the shares issued. The Company expensed this stock issuance as a component of general and administrative expense.

In September 2009, the Company issued 40,297 shares of common stock for $40,326 ($1.00/share).

(B)	Preferred Stock Issuance

In 2002, the Company issued 2,000 shares of Series “A” preferred stock to its Chief Executive Officer for services rendered having a fair value of $1,000 ($0.50/share), based upon the fair value of the services rendered.  The fair value of the services provided reflected a more readily determinable fair value than the shares issued. The Company expensed this stock issuance as a component of general and administrative expense.

These preferred shares have the following rights and preferences:

●	Voting rights – 25,000 to 1, therefore, 50,000,000 votes.
●	Non-convertible.
●	No liquidation rights or preferences.

(C)	Contributed Capital

In October 2007, the Company’s Chief Executive Officer contributed $400,000 that was used to pay outstanding accrued liabilities.

In June 2008, a related party paid expenses totaling $18,054 on behalf of the Company.

In June 2009, a related party paid expenses totaling $311,698 on behalf of the Company.

Ghost Technology, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2009 and 2008 and for the Period from

(D)	Authorized Shares

On January 20, 2009, the Company increased its authorized common shares from 150,000,000 to 300,000,000.

Note 9 Subsequent Events

The Company performed a review of subsequent events through February 13, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure were made.

(A)	Stock Options

On July 2, 2009, the Company granted 100,000 stock options to a consultant for services rendered.  These options had a fair value of $1,515, based upon the following management assumptions:

Risk-free interest rate	0.98%
Expected dividend yield	0%
Expected volatility	250%
Expected life	730 days
Expected forfeitures	0%

(B)	Contributed Capital

During the period from July 1, 2009 to February 13, 2010, a related party paid expenses totaling $66,321 on behalf of the Company.

(C)	Loans Payable

During the period from July 1, 2009 to February 13, 2010, the Company received advances from related parties totaling $51,175. These advances were non-interest bearing, unsecured and due on demand.

(D)	Common Stock Issuances

During the period from July 1, 2009 to February 13, 2010, the Company issued 15,000 shares of common stock to consultants for services rendered having a fair market value of $15,000 ($1.00/share), based upon the fair value of the services rendered.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2010

Ghost Technology, Inc.

By:	/s/ Jean Carlo Nardi
Jean Carlo Nardi
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ennio Bertoli
Ennio Bertoli	Director	February 17, 2010

/s/ Esterino Castellazzi
Esterino Castellazzi	Director	February 17, 2010

/s/ Roberto Cella
Roberto Cella	Director	February 17, 2010

/s/ Gianfranco Gracchi
Gianfranco Gracchi	Director	February 17, 2010

/s/ Nerio Montesel
Nerio Montesel	Director	February 17, 2010

/s/ Marco Zambolin
Marco Zambolin	Director	February 17, 2010