Form 10-Q
period 2010-09-30
Ghost Technology Inc.
filed 2010-11-15
CIK 1121795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____

Commission file number: 000-31705

Ghost Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-2007477
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20801 Biscayne Blvd., Suite 403, Aventura, FL	33180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (786) 923-5954

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No   ☑

Class	Outstanding at November 11, 2010
Common Stock, $0.001 par value per share	175,884,691 shares

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – As of September 30, 2010 (Unaudited) and June 30, 2010	3

	Statements of Operations – For the Three Months Ended September 30, 2010 and 2009 and from November 12, 1999 (Inception) to September 30, 2010 (Unaudited)	4

	Statements of Cash Flows – For the Three Months Ended September 30, 2010 and 2009 and from November 12, 1999 (Inception) to September 30, 2010 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Ghost Technology, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets

Current Assets
Cash	$16,336	$87,866
Loan receivable - related party	-	130,000
Other assets	-	1,077
Total Current Assets	16,336	218,943

Total Assets	$16,336	$218,943

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$100,949	$44,383
Due to related parties	43,500	43,500
Due to former related parties	28,000	28,000
Total Current Liabilities	172,449	115,883

Stockholders’ Equity (Deficit)
Preferred stock, Series A, $0.001 par value; 5,000,000 shares authorized;
2,000 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized;
175,996,122 shares issued at September 30, 2010 and June 30, 2010;
175,866,122 and 175,996,122 shares outstanding at September 30, 2010 and
June 30, 2010, respectively	175,996	175,996
Additional paid in capital	6,155,064	6,155,064
Deficit accumulated during the development stage	(6,357,175)	(6,228,002)
Treasury stock, at cost (130,000 common shares)	(130,000)	-
Total Stockholders’ Equity (Deficit)	(156,113)	103,060
Total Liabilities and Stockholders' Equity (Deficit)	$16,336	$218,943

See Notes to Unaudited Financial Statements.

Ghost Technology, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Months Ended September 30		From November 12, 1999 (Inception) to September 30,
	2010	2009	2010

Revenues	$25,000	$-	$85,000

General and administrative expenses	154,173	91,135	6,442,175

Net loss	$(129,173)	$(91,135)	$(6,357,175)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	175,936,122	175,293,814	41,961,362

See Notes to Unaudited Financial Statements.

Ghost Technology, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,		From November 12, 1999 (Inception) to September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,173)	$(91,135)	$(6,357,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	55,000	2,016,584
Stock issued for license	-	-	2,877,547
Depreciation	-	-	5,667
Impairment of long lived assets	-	-	128,700
General and administrative expenses - contributed by related party	-	55,445	404,161
Changes in operating assets and liabilities:
Other assets	1,077	(27,223)	-
Accounts payable and accrued expenses	56,566	7,907	100,949
Net Cash Used In Operating Activities	(71,530)	(6)	(823,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related party	-	-	(130,000)
Purchase of equipment	-	-	(134,367)
Net Cash Used In Investing Activities	-	-	(264,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	-	43,500
Proceeds from loan	-	-	300,000
Proceeds - former related parties	-	-	28,000
Proceeds from sale of common stock and subscription receivable	-	-	332,770
Contributed capital - related party	-	-	400,000
Net Cash Provided By Financing Activities	-	-	1,104,270
Net increase (decrease) in cash	(71,530)	(6)	16,336
Cash - beginning of period	87,866	6	-
Cash - end of period	$16,336	$-	$16,336

See Notes to Unaudited Financial Statements.

Ghost Technology, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,		From November 12, 1999 (Inception) to September 30,
	2010	2009	2010

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of loan to common stock	$-	$-	$(300,000)

Acquisition of treasury stock in exchange for related party loan receivable	$130,000	$-	$130,000

See Notes to Unaudited Financial Statements.

Ghost Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended June 30, 2010.  The interim results for the three months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations

Ghost Technology, Inc. (“the Company”), formerly IA Europe Group Inc. (“IAEG”), is a Delaware Corporation that was incorporated on November 12, 1999. On January 16, 2008, the Company changed its name to Ghost Technology, Inc.

In November 2008, the Company licensed the technology for a product known as “Defender" - an electronic device which is directly integrated in a television set. It maintains all the basic functions of a television, but as soon as advertisements are broadcast, the “Defender" changes the TV channel to stored advertisements that are directed to the viewer based on previously determined content.  The license covers the Unites States, Canada and Mexico and is for an indefinite period.

Note 3 Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage company. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for the product.  The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has  generated minimal revenues since inception.

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

Such estimates and assumptions impact, among others, the following: the fair value of share-based payments and transactions and a full valuation allowance on deferred tax assets due to continuing losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2010 and June 30, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2010 the balance did not exceed the federally insured limit.

Revenue Recognition

The Company recognizes revenue at the time the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company intends on selling advertisement broadcasting time to its customers and will recognize revenue over the period of each broadcast. The Company also sells advertising media production services to its customers and recognizes revenues from such sales when the completed media product is shipped to the customer and when no further services are required to be performed. All revenue was earned from one customer for the three months ended September 30, 2010.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 4 regarding going concern matters.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company had no common stock equivalents.

The computation of basic and diluted loss per share for the three months ended September 30, 2010 and 2009, and from November 12, 1999 ( Inception) to September 30, 2010, are equivalent since the Company has had continuing losses.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2010 and June 30, 2010 the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficit of $156,113  at September 30, 2010, and a net loss of $129,173 and net cash used in operations of $71,530 for the three months ended September 30, 2010.

The Company is in the development stage. Further, losses from operations are continuing subsequent to September 30, 2010. The Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that additional financing will be available in amounts or terms acceptable to the Company, if at all.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to the going concern issue, management has taken the following actions:

●	the Company's Board has authorized an offering of common stock at $0.20 per share;
●	continue with development of the Defender; and
●	planning to advertise and market the Defender product so that additional revenues can be generated.

Note 5 Related Party Transactions

Loans to Related Parties

In April 2010, the Company advanced $130,000 to a director, which was due on April 1, 2011.  The loan is not interest bearing. Subsequently, the Company was advised by securities counsel that the loan would have been a violation of the Sarbanes-Oxley Act of 2002, which prohibits loans to officers and directors, following effectiveness of the Form 10.  The Company’s Board of Directors agreed on August 19, 2010 to accept 130,000 shares of common stock, owned by this director, in exchange for the loan receivable, based on the estimated fair value per common share of $1.00, which was based upon the fair value of stock issued in connection with a debt conversion in March 2010. This debt holder was a third party and the conversion rate represented the best evidence of fair value.  These shares are reflected as treasury stock on the accompanying balance sheet.

As of September 30, 2010, the Company accrued amounts owed to an officer for unpaid salaries and rent totaling $26,500 and $8,775, respectively. Such amounts are included in accounts payable and accrued expenses in the accompanying financial statements.

Note 6 Stockholders’ Equity (Deficit)

(A)	Common Stock Issuances

In November 1999, the Company issued 1,800,000 shares of common stock to its founders for $1,800 ($0.001/share).

In December 1999, the Company issued 840,000 shares of common stock for $42,000 ($0.05/share).

In May 2000, the Company issued 371,300 shares of common stock for $18,565 ($0.05/share).

In April 2003, the Company issued 324,171 shares of common stock for $69,604 ($0.21/share).

In April 2003, the Company issued 2,431,328 shares of common stock to consultants for services rendered having a fair value of $243,132 ($0.10/share), based upon the fair value of the services rendered.  The fair value of the services provided reflected a more readily determinable fair value than the shares issued. The Company expensed this stock issuance as a component of general and administrative expense.

In April 2008, the Company sold 6,723,000 shares of common stock for $160,475 ($0.024/share). Of the total, $55,800 was recorded as a subscription receivable.  The subscription was collected during the year end June 30, 2009.

During March 2008 and May 2008, the Company issued 102,000,000 shares of common stock in exchange for a license agreement relating to the Defender, having a fair value of $2,877,547 ($0.028/share), based upon the average cash sales price of the Company's common stock.  The Company had various third party cash issuances, at varying prices, during a period of time when these shares for the Defender were issued as a non-cash transaction.  The Company has determined that the average price per share (as sold to third parties) is the most accurate method for determining fair value.

During April 2008 and May 2008, the Company issued 60,210,240 shares of common stock to consultants for services rendered having a fair value of $1,698,606 ($0.028/share), based upon the average cash sales price of the Company's common stock.  The Company had various third party cash issuances, at varying prices, during a period of time when these shares for the Defender were issued as a non-cash transaction.  The Company has determined that the average price per share (as sold to third parties) is the most accurate method for determining fair value.

In September 2008, the Company issued 40,297 shares of common stock for $40,326 ($1.00/share).

From September 2008 to May 2009, the Company issued 490,786 shares of common stock to consultants for services rendered having a fair value of $13,846 ($0.028/share), based upon the average cash sales price of the Company's common stock.  The Company had various third party cash issuances, at varying prices, during a period of time when these shares for the Defender were issued as a non-cash transaction.  The Company has determined that the average price per share (as sold to third parties) is the most accurate method for determining fair value. The Company expensed this stock issuance as a component of general and administrative expense.

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

In September 2009, the Company issued 15,000 shares of common stock to a consultant for services rendered having a fair value of $15,000 ($1/share), based upon the fair value of the services rendered.  The fair value of the services provided reflected a more readily determinable fair value than the shares issued. The Company expensed this stock issuance as a component of general and administrative expense.

On March 17, 2010, the Company received a loan for $300,000. The loan was non-interest bearing, unsecured and due on demand. On March 25, 2010, this loan was converted into 300,000 shares of common stock ($1.00/share). In connection with this conversion, there was no gain or loss on debt conversion.

On April 15, 2010, the Company issued 400,000 shares of common stock for services to a consultant and director for services rendered having a fair value of $40,000 ($0.10/share), based upon the fair value of the services rendered over the period July 1, 2009 to April 15, 2010. The fair value of the services provided reflected a more readily determinable fair value than the shares issued. The Company expensed these stock issuances as a component of general and administrative expense.

(B) Preferred Stock Issuance

In 2002, the Company issued 2,000 shares of Series A preferred stock to its Chief Executive Officer for services rendered having a fair value of $1,000 ($0.50/share), based upon the fair value of the services rendered.  The fair value of the services provided reflected a more readily determinable fair value than the shares issued. The Company expensed this stock issuance as a component of general and administrative expense.  These preferred shares have the following rights and preferences:

●           Voting rights – 25,000 to 1, therefore, 50,000,000 votes.
●           Non-convertible.
●           No liquidation rights or preferences.

(C) Contributed Capital

Year 2001

In June 2001, a related party contributed capital of $6,250 to pay certain Company expenses.

Year 2007

In October 2007, the Company’s Chief Executive Officer contributed $400,000 that was used to pay outstanding accrued liabilities.

Year 2008

In June 2008, a related party paid expenses totaling $18,054 on behalf of the Company.

Year 2009 and 2010

In June 2009, a related party paid expenses totaling $311,698 on behalf of the Company.

During the nine months ended March 31, 2010, a related party paid expenses totaling $68,159 on behalf of the Company.

(D) Authorized Shares

On January 20, 2009, the Company increased its authorized common shares from 150,000,000 to 300,000,000.

Note 7 Subsequent Events

During October 2010, the Company sold an aggregate of 350,000 shares of common stock at a price of $0.20 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10 filed on August 20, 2010.

Company Overview

Ghost Technology, Inc. holds a license to the Defender, a software program that operates with and is integrated into a television set that enables subscribers to control the commercial advertisements being broadcast.  Revenues will come primarily from our broadcasting of advertising media on the Defender once it becomes operational.  Ghost is relying on raising the necessary capital to exploit this license.  The implementation of our business plan has been delayed due to our lack of capital.  We were hampered and delayed in raising capital since European investors were hesitant to invest until our stock commenced trading in the U.S. capital markets.

                Ghost expects to enter into a Services Agreement with Ghost Technology SpA, a company controlled by a director and executive officer of Ghost.  This company will provide all of the management and operational functions for the Defender technology.  In consideration for managing our technology, Ghost will pay this company a usage fee based on monthly performance and will issue it 3,000,000 shares of Ghost’s common stock.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2010 and June 30, 2010 respectively, the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

The Company recognizes revenue at the time the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company intends on selling advertisement broadcasting time to its customers and will recognize revenue over the period of each broadcast. The Company also sells advertising media production services to its customers and recognizes revenues from such sales when the completed media product is shipped to the customer and when no further services are required to be performed. All revenue was earned from one customer for the three months ended September 30, 2010.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

Revenue

The Company generated $25,000 in revenue for the three months ended September 30, 2010 compared to none for three months ended September 30, 2009.  This revenue resulted from the production of media for one customer.

Expenses

Our expenses consisted primarily of general and administrative costs.  The general and administrative costs for the three months ended September 30, 2010 were approximately $154,000 as compared to approximately $91,000 for the same period in 2009 or an increase of approximately 69.2%. This increase was primarily the result of increased professional fees relating to the Company recent Form 10 filing and for salaries and rent accrued to our President and CEO.

Net Loss

For the three months ended September 30, 2010 and 2009 we sustained net losses of approximately $129,000 and $91,000, respectively.  The increase in the loss resulted from the increase in expenses note above.

Liquidity and Capital Resources

For the three months ended September 30, 2010, net cash used in operating activities was approximately $72,000, compared to $0 for the three months ended September 30, 2009. The use of cash in operating activities was mainly attributed to the continued operating loss.

For the three months ended September 30, 2010 and 2009, no cash transactions occurred in investing activities.

For the three months ended September 30, 2010 and 2009, no cash transactions occurred in financing activities.

As of September 30, 2010, Ghost had approximately $16,000 of cash and cash equivalents and a working capital deficit of approximately $156,000.  As of November 12, 2010, Ghost had approximately $22,000 of cash and cash equivalents. Beginning in January 2010, we agreed to pay Gianfranco Gracchi, our Chief Executive Officer, $10,000 per month.  Beginning in November 2010, we agreed to pay Cristina Avramut, our Chief Financial Officer and wife of Mr. Gracchi, $1,500 per month.  As of November 1, 2010, we owed Mr. Gracchi $46,500 and Ms. Avramut $1,500.  In order to carry out the Services Agreement with Ghost Technology SpA (discussed above), we are required to pay for 50,000 televisions.  We anticipate this will cost in excess of $15 million; however, the exact cost is unknown.  We will need to generate revenue and raise money in order to pay for this. This lack of working capital has hampered us in implementing our business plan since we need to raise at least $100,000, to start initial tests in Florida. To raise capital, we are about to launch an offering of common stock at $0.20 per share seeking to raise up to $800,000 to $1,000,000.  If we do not raise at least $1,000,000, we will not be able to launch our business. Ghost does not have enough available cash to meet its obligations over the next 12 months.

We do not anticipate the need to purchase any material capital assets in order to carry out our business.

Related Party Transactions

See Note 5 to our unaudited financial statements included in this report for discussion of related party transactions.

New Accounting Pronouncements

See Note 3 to our unaudited financial statements included in this report for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including our liquidity and expectations regarding entering into a Services Agreement.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include the conditions of the global credit and capital markets and the failure to agree upon final terms in a definitive agreement.

Further information on our risk factors is contained in our filings with the SEC, including our Form 10 filed on August 20, 2010. Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls. We carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on their evaluation, our management has concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	10-K	2/18/10	3.1
3.1	Certificate of Incorporation	10-K	2/18/10	3.2
3.2	Certificate of Designation	10-K	2/18/10	3.3
3.3	Amendment to the Certificate of Incorporation	10-K	2/18/10	3.5
3.4	Correction to the Certificate of Incorporation	10-K	2/18/10	3.6
3.5	Amendment to the Certificate of Incorporation	10-K	2/18/10	3.7
3.6	Amended and Restated Bylaws	10-K	2/18/10	3.8
10.1	Defender Agreement	10-K	2/18/10	10.4
10.2	Summary of CEO and CFO Compensation Arrangements				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ghost Technology, Inc., 20801 Biscayne Blvd., Suite 403, Aventura, Florida 33180.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GHOST TECHNOLOGY, INC.

November 15, 2010	By:	/s/ Gianfranco Gracchi
Gianfranco Gracchi
Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	By:	/s/ Cristina Avramut
Cristina Avramut
Chief Financial Officer
(Principal Financial Officer)