Form 10-Q
period 2010-12-31
Ghost Technology Inc.
filed 2011-02-14
CIK 1121795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No   ☑

Class	Outstanding at February 8, 2011
Common Stock, $0.001 par value per share	179,364,691 shares

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – As of December 31, 2010 (Unaudited) and June 30, 2010	3

	Statements of Operations – For the Three and Six Months Ended December 31, 2010 and 2009 and from November 12, 1999 (Inception) to December 31, 2010 (Unaudited)	4

	Statements of Cash Flows – For the Six Months Ended December 31, 2010 and 2009 and from November 12, 1999 (Inception) to December 31, 2010 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

ITEM 1.	FINANCIAL STATEMENTS

Ghost Technology, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets

Current Assets
Cash	$3,419	$87,866
Prepaid expenses	1,750	$-
Loan receivable - related party	-	130,000
Other	-	1,077
Total Current Assets	5,169	218,943

Prepaid technical services costs, net	591,667	-

Total Assets	$596,836	$218,943

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$153,840	$44,383
Due to related parties	43,500	43,500
Due to former related parties	28,000	28,000
Total Current Liabilities	225,340	115,883

Stockholders’ Equity (Deficit)
Preferred stock, Series A, $0.001 par value; 5,000,000 shares authorized;
2,000 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized;
179,014,691 and 175,996,122 shares issued at December 31, 2010 and June 30, 2010, respectively
178,884,691 and 175,996,122 outstanding at December 31, 2010 and June 30, 2010, respectively	179,015	175,996
Common stock to be issued ( 350,000 common shares at par)	350
Additional paid-in capital	6,831,695	6,155,064
Deficit accumulated during the development stage	(6,509,566)	(6,228,002)
Treasury stock, at cost (130,000 common shares)	(130,000)	-
Total Stockholders’ Equity (Deficit)	371,496	103,060

Total Liabilities and Stockholders' Equity (Deficit)	$596,836	$218,943

See accompanying notes to unaudited financial statements.

Ghost Technology, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31		For the Six Months Ended December 31		From November 12, 1999 (inception) to
	2010	2009	2010	2009	December 31, 2010

Revenues	$-	$-	$25,000	$-	$85,000

General and administrative expenses	152,392	64,154	306,564	155,290	6,594,566

Net loss	$(152,392)	$(64,154)	$(281,564)	$(155,290)	$(6,509,566)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	177,196,829	175,969,122	176,569,920	175,494,899	45,020,536

See accompanying notes to unaudited financial statements.

Ghost Technology, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,		From November 12, 1999 (Inception) to
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(281,564)	$(155,290)	$(6,509,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	10,000	55,000	2,026,584
Stock issued for license	-	-	2,877,547
Depreciation	-	-	5,667
Amortization of prepaid technical service costs	8,333	-	8,333
Impairment of long lived assets	-	-	128,700
General and administrative expenses - contributed by related party	-	58,160	404,161
Changes in operating assets and liabilities:
Other current asset	1,077	(1)	-
Prepaid expenses	(1,750)	(14,444)	(1,750)
Accounts payable and accrued expenses	109,457	36,531	153,840
Net Cash Used In Operating Activities	(154,447)	(20,044)	(906,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related party	-	-	(130,000)
Purchase of equipment	-	-	(134,367)
Net Cash Used In Investing Activities	-	-	(264,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	-	43,500
Proceeds from loan	-	21,000	300,000
Proceeds - former related parties	-	-	28,000
Proceeds from sale of common stock and subscription receivable	70,000	-	402,770
Contributed capital - related party	-	-	400,000
Net Cash Provided By Financing Activities	70,000	21,000	1,174,270

Net increase (decrease) in cash	(84,447)	956	3,419

Cash - beginning of period	87,866	6	-

Cash - end of period	$3,419	$962	$3,419

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of loan to common stock	$-	$-	$(300,000)

Acquisition of treasury stock in exchange for related party loan receivable	$130,000	$-	$130,000

See accompanying notes to unaudited financial statements.

Ghost Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended June 30, 2010.  The interim results for the three and six months ended December 31, 2010 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2010 and June 30, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2010 the balance did not exceed the federally insured limit.

Revenue Recognition

The Company recognizes revenue at the time the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company intends on selling advertisement broadcasting time to its customers and will recognize revenue over the period of each broadcast. The Company also sells advertising media production services to its customers and recognizes revenues from such sales when the completed media product is shipped to the customer and when no further services are required to be performed. All revenue was earned from one customer for the three and six months ended December 31, 2010.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company had no common stock equivalents at December 31, 2010.

The computation of basic and diluted loss per share for the three and six months ended December 31, 2010 and 2009, and from November 12, 1999 ( Inception) to December 31, 2010, are equivalent since the Company has had continuing losses.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010 and June 30, 2010 the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficit of $220,171 at December 31, 2010, and a net loss of $281,564 and net cash used in operations of $154,447 for the six months ended December 31, 2010.

The Company is in the development stage. Further, losses from operations are continuing subsequent to December 31, 2010. The Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that additional financing will be available in amounts or terms acceptable to the Company, if at all.

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

Note 5 Related Party Transactions

Loans to Related Parties

In April 2010, the Company advanced $130,000 to a director, which was due on April 1, 2011.  The loan was not interest bearing. Subsequently, the Company was advised by securities counsel that the loan would have been a violation of the Sarbanes-Oxley Act of 2002, which prohibits loans to officers and directors, following effectiveness of the Form 10.  The Company’s Board of Directors agreed on August 19, 2010 to accept 130,000 shares of common stock, owned by this director, in exchange for the loan receivable, based on the estimated fair value per common share of $1.00, which was based upon the fair value of stock issued in connection with a debt conversion in March 2010. This debt holder was a third party and the conversion rate represented the best evidence of fair value.  These shares are reflected as treasury stock on the accompanying balance sheet.

As of December 31, 2010, the Company accrued amounts owed to officers for unpaid salaries and rent totaling $59,500 and $8,775, respectively. Such amounts are included in accounts payable and accrued expenses in the accompanying financial statements.

 Technology Services Agreement

On November 30, 2010, the Company entered into a Technology Services Agreement ( the "Agreement") with Ghost Technology SpA, a related party. Ghost Technology SpA is wholly owned by a shareholder, executive officer and director of the Company. The Agreement provides for the exclusive management and technical operations of the Company's defender patent over a 6-year period. As consideration the Company issued 3,000,000 common shares with a fair market value of $600,000 (also see Note 6A) and will pay Ghost Technology SpA a fee ranging from $0.012 per impression per month and reducing to $.009 for impressions greater than 50,000,000 per month.  The Company has recorded the issuance as a non-current asset and is amortizing it over the 6-year life of the agreement.

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

During October 2010, the Company sold an aggregate of 350,000 shares of common stock at a price of $0.20 per share. The shares are presented as issuable at December 31, 2010 since they have not yet been issued by the transfer agent.

Also in October 2010, the Company issued 25,000 shares of common stock to a consultant for services rendered having a fair value of $10,000, based upon the fair value of services, agreed to by the parties. The Company expensed this stock issuance as a component of general and administrative expense.

On November 30, 2010, the Company issued 3,000,000 shares of common Stock to Ghost Technology SpA (see Note 5) as consideration for a 6-year Technology services agreement contract entered into between the entities. The Company has determined that the fair value of the issuance is $600,000 or $.20 per share  based upon the sale of stock for cash to third parties during the quarter. Management believes that this is the most reasonable  method for determining fair value.

On December 9, 2010, the Company executed a one year Consulting Services Agreement to provide investor relations services. The engagement fee calls for an initial fee of $20,000 in cash ($10,000 due December 9, 2010 and $10,000 was due on Janaury 15, 2011) and $25,000 in restricted common stock. The number of shares to be issued to be computed by dividing $25,000 by the closing bid price of the Company's common stock on December 9, 2010, or $.33 per share, which will require the Company to  issue 75,758 shares. These shares were subsequently issued in January 2011. This $45,000 engagement fee is included in General & Administrative expenses and accounts payable at December 31, 2010. This agreement provides for additional monthly retainer fee, payable in both cash and stock, a finder's fee, or commissions, should the consultant perform certain services as described in the agreement.

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

Ghost has entered into a Services Agreement with Ghost Technology SpA ("SpA"), a company controlled by a director and executive officer of Ghost.  SpA will provide all of the management and operational functions for the Defender technology.  In consideration for managing our technology, Ghost will pay SpA a usage fee based on monthly performance and has issued 3,000,000 shares of Ghost’s common stock.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At December 31, 2010 and June 30, 2010 respectively, the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

The Company recognizes revenue at the time the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company intends on selling advertisement broadcasting time to its customers and will recognize revenue over the period of each broadcast. The Company also sells advertising media production services to its customers and recognizes revenues from such sales when the completed media product is shipped to the customer and when no further services are required to be performed. All revenue was earned from one customer for the three and six months ended December 31, 2010.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

For the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009.

Revenue

The Company generated no revenue for the three months ended December 31, 2010 and December 31, 2009.

Expenses

Our expenses consisted primarily of general and administrative costs.  The general and administrative costs for the three months ended December 31, 2010 were  $152,392 as compared to $64,154 for the same period in 2009 or an increase of 137.5%. This increase was primarily attributable to salaries of $33,000 accrued to our officers and $55,000 accrued for consulting agreements  compared to none for the same period last year.

Net Loss

For the three months ended December 31, 2010 and 2009 we sustained net losses of $152,392 and $64,154, respectively.  The increase in the loss resulted from the increase in expenses note above.

For the Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009.

Revenue

The Company generated $25,000 in revenue for the six months ended December 31, 2010 compared to none for six months ended December 31, 2009.  This revenue resulted from the production of media for one customer.

Expenses

Our expenses consisted primarily of general and administrative costs.  The general and administrative costs for the six months ended December 31, 2010 were $306,564 as compared to $155,290 for the same period in 2009 or an increase of 97.4%. This increase was primarily the result of increased professional fees relating to the Company recent Form 10 filing and for salaries and rent totaling $71,775 accrued to our officers and $55,000 accrued for consulting agreements as compared to none for the same period last year.

Net Loss

For the six months ended December 31, 2010 and 2009 we sustained net losses of $281,564 and $155,290, respectively.  The increase in the loss resulted from the increase in expenses noted above.

Liquidity and Capital Resources

For the six months ended December 31, 2010, net cash used in operating activities was $154,447, compared to $20,044 for the six months ended December 31, 2009. The use of cash in operating activities was mainly attributed to the continued operating loss and partially offset by an increase in accounts payable and accrued expenses.

For the six months ended December 31, 2010 and 2009, no cash transactions occurred in investing activities.

For the six months ended December 31, 2010, net cash provided by financing activities was $70,000, compared to $21,000 for the six months ended December 31, 2009.  The cash from financing activities was from proceeds from sale of common stock in October 2010, compared to proceeds from a loan in 2009.

As of December 31, 2010, Ghost had approximately $3,419 of cash and cash equivalents and a working capital deficit of $220,171.   Beginning in January 2010, we agreed to pay Gianfranco Gracchi, our Chief Executive Officer, $10,000 per month.  Beginning in November 2010, we agreed to pay Cristina Avramut, our Chief Financial Officer and wife of Mr. Gracchi, $1,500 per month.  As of December 31, 2010, we owed Mr. Gracchi $65,275 and Ms. Avramut $3,000.  In order to carry out the Services Agreement with SpA (discussed above), we are required to pay for 50,000 televisions.  We anticipate this will cost in excess of $15 million; however, the exact cost is unknown.  We will need to generate revenue and raise money in order to pay for this. This lack of working capital has hampered us in implementing our business plan since we need to raise at least $100,000, to start initial tests in Florida. To raise capital, we have launched an offering of common stock at $0.20 per share seeking to raise up to $800,000 to $1,000,000. Through December 31, 2010, we have raised $70,000 under this offering.   If we do not raise at least $1,000,000, we will not be able to launch our business. Ghost does not have enough available cash to meet its obligations over the next 12 months.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including our liquidity and anticipated costs to start our business.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 (the “Securities Act”).

Name of Class	Date Sold	No. of Securities	Reason for Issuance

Investor (2)	10/8/10	250,000 shares of common stock	Investment of $50,000

Transfer Agent (1)	10/19/10	25,000 shares of common stock	Transfer Agent Services

Investor (2)	10/26/10	100,000 shares of common stock	Investment of $50,000

Investor Relations (1)	12/9/10	75,758 shares of common stock	Investor Relations Services

(1) Exemption provided by Section 4(2) and Rule 506 thereunder of the Securities Act.
(2) Exemption under Regulation S promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	10-K	2/18/10	3.1
3.1	Certificate of Incorporation	10-K	2/18/10	3.2
3.2	Certificate of Designation	10-K	2/18/10	3.3
3.3	Amendment to the Certificate of Incorporation	10-K	2/18/10	3.5
3.4	Correction to the Certificate of Incorporation	10-K	2/18/10	3.6
3.5	Amendment to the Certificate of Incorporation	10-K	2/18/10	3.7
3.6	Amended and Restated Bylaws	10-K	2/18/10	3.8
10.1	Defender Agreement	10-K	2/18/10	10.4
10.2	Summary of CEO and CFO Compensation Arrangements*	10-Q	11/15/10	10.2
10.3	Technology Services Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory plan or arrangement

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

GHOST TECHNOLOGY, INC.

February 14, 2011	By:	/s/ Gianfranco Gracchi
Gianfranco Gracchi
Chief Executive Officer
(Principal Executive Officer)

February 14, 2011	By:	/s/ Cristina Avramut
Cristina Avramut
Chief Financial Officer
(Principal Financial Officer)