Form 10-Q
period 2011-03-31
Ghost Technology Inc.
filed 2011-06-14
CIK 1121795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No   ☑

Class	Outstanding at May 31, 2011
Common Stock, $0.001 par value per share	178,960,449 shares

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – As of March 31, 2011 (Unaudited) and June 30, 2010	3

	Statements of Operations – For the Three and Nine Months Ended March 31, 2011 and 2010 and from November 12, 1999 (Inception) to March 31, 2011 (Unaudited)	4

	Statements of Cash Flows – For the Nine Months Ended March 31, 2011 and 2010 and from November 12, 1999 (Inception) to March 31, 2011 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Removed and Reserved)	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Ghost Technology, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2011	June 30, 2010
	(Unaudited)
Assets
Current Assets
Cash	$517	$87,866
Loan receivable - related party	-	130,000
Other	-	1,077
Total Current Assets	517	218,943

Prepaid technical services costs, net - related party	566,667	-

Total Assets	$567,184	$218,943

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$200,446	$44,383
Due to related parties	44,750	43,500
Due to former related parties	28,000	28,000
Total Current Liabilities	273,196	115,883

Stockholders’ Equity (Deficit)
Preferred stock, Series A, $0.001 par value; 5,000,000 shares authorized;
2,000 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized;
178,960,449 and 175,996,122 shares issued at March 31, 2011 and June 30, 2010, respectively	178,961	175,996
Common stock to be issued ( 350,000 common shares at par)	350	-
Additional paid-in-capital	6,726,750	6,155,064
Deficit accumulated during the development stage	(6,612,075)	(6,228,002)
Total Stockholders’ Equity (Deficit)	293,988	103,060

Total Liabilities and Stockholders' Equity (Deficit)	$567,184	$218,943

See accompanying notes to unaudited financial statements.

Ghost Technology, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From November 12, 1999 (inception) to
	2011	2010	2011	2010	March 31, 2011

Revenues	$-	$60,000	$25,000	$60,000	$85,000

General and administrative expenses	102,507	60,922	409,073	216,212	6,697,075

Net loss	$(102,507)	$(922)	$(384,073)	$(156,212)	$(6,612,075)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	179,295,297	175,716,122	177,468,396	175,560,994	47,927,616

See accompanying notes to unaudited financial statements.

Ghost Technology, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,		From November 12, 1999 (Inception) to
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(384,073)	$(156,212)	$(6,612,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	35,000	55,000	2,051,584
Stock issued for license	-	-	2,877,547
Depreciation	-	-	5,667
Amortization of prepaid research and development	33,333	-	33,333
Impairment of long lived assets	-	-	128,700
General and administrative expenses - contributed by related party	-	68,160	404,161
Changes in operating assets and liabilities:
Accounts receivable	-	(60,000)	-
Other current asset	1,077	(1,078)	-
Prepaid expenses	-	(2,083)	-
Accounts payable and accrued expenses	156,064	13,670	200,447
Net Cash Used In Operating Activities	(158,599)	(82,543)	(910,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related party	-	-	(130,000)
Purchase of equipment	-	-	(134,367)
Net Cash Used In Investing Activities	-	-	(264,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	1,250	31,000	44,750
Proceeds from loan	-	-	300,000
Proceeds - former related parties	-	-	28,000
Proceeds from sale of common stock and subscription receivable	70,000	300,000	402,770
Contributed capital - related party	-	-	400,000
Net Cash Provided By Financing Activities	71,250	331,000	1,175,520

Net increase (decrease) in cash	(87,349)	248,457	517

Cash - beginning of period	87,866	6	-

Cash - end of period	$517	$248,463	$517

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of loan to common stock	$-	$-	$(300,000)

Acquisition of treasury stock in exchange for related party loan receivable	$130,000	$-	$130,000

Retirement of treasury stock	$(130,000)	$-	$(130,000)

Common stock issued for services and recorded as a prepaid asset	$600,000	$-	$600,000

See accompanying notes to unaudited financial statements.

Ghost Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
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

The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form 10, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended June 30, 2010.  The interim results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations

Ghost Technology, Inc. (“the Company”), is a Delaware Corporation that was incorporated on November 12, 1999.

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

Ghost Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2011 and June 30, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2011 the balance did not exceed the federally insured limit.

Revenue Recognition

The Company recognizes revenue at the time the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company intends on selling advertisement broadcasting time to its customers and will recognize revenue over the period of each broadcast. The Company also sells advertising media production services to its customers and recognizes revenues from such sales when the completed media product is shipped to the customer and when no further services are required to be performed. All revenue was earned from one customer for the three and nine months ended March 31, 2011.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company had no common stock equivalents at March 31, 2011.

Ghost Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

The computation of basic and diluted loss per share for the three and nine months ended March 31, 2011 and 2010, and from November 12, 1999 ( Inception) to March 31, 2011, are equivalent since the Company has had continuing losses.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2011 and June 30, 2010 the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficit of $272,679 at March 31, 2011, and a net loss of $384,073 and net cash used in operations of $158,599 for the nine months ended March 31, 2011.

The Company is in the development stage. Further, losses from operations are continuing subsequent to March 31, 2011. The Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that additional financing will be available in amounts or terms acceptable to the Company, if at all.

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
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

In response to the going concern issue, management has taken the following actions:

●	continue with development of the Defender;
●	planning to advertise and market the Defender product so that additional revenues can be generated; and
●	investigate various funding options.

Note 5 Related Party Transactions

Loans to Related Parties

In April 2010, the Company advanced $130,000 to a director, which was due on April 1, 2011.  The loan was not interest bearing. Subsequently, the Company was advised by securities counsel that the loan would have been a violation of the Sarbanes-Oxley Act of 2002, which prohibits loans to officers and directors, following effectiveness of the Form 10.  The Company’s Board of Directors agreed on August 19, 2010 to accept 130,000 shares of common stock, owned by this director, in exchange for the loan receivable, based on the estimated fair value per common share of $1.00, which was based upon the fair value of stock issued in connection with a debt conversion in March 2010. This debt holder was a third party and the conversion rate represented the best evidence of fair value. The Company cancelled and retired the shares as of March 31, 2011.

As of March 31, 2011, the Company accrued amounts owed to officers for unpaid salaries and rent totaling $94,000 and $8,775, respectively. Such amounts are included in accounts payable and accrued expenses in the accompanying financial statements.

In February 2011, the Company CEO advanced the Company $1,250 to pay certain expenses of the Company.

Technology Services Agreement

On November 30, 2010, the Company entered into a Technology Services Agreement ( the "Agreement") with Ghost Technology SpA, a related party.  The Agreement provides for the exclusive management and technical operations of the Company's defender patent over a 6-year period. As consideration the Company issued 3,000,000 common shares with a fair market value of $600,000 ($0.20/per share) and will pay Ghost Technology SpA a fee ranging from $0.012 per impression per month and reducing to $.009 for impressions greater than 50,000,000 per month.  The Company has recorded the issuance as a non-current asset and is amortizing it over the 6-year life of the agreement.

Ghost Technology SpA is wholly owned by a shareholder, executive officer and director of the Company.

Ghost Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

Ghost Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

During October 2010, the Company sold an aggregate of 350,000 shares of common stock at a price of $0.20 per share. The shares are presented as issuable at March 31, 2011 since they have not yet been issued by the transfer agent.

Also in October 2010, the Company issued 25,000 shares of common stock to a consultant for services rendered having a fair value of $10,000 ($0.40/share), based upon the fair value of services, agreed to by the parties. The Company expensed this stock issuance as a component of general and administrative expense.

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

On December 9, 2010, the Company executed a one year Consulting Services Agreement to provide investor relations services. The engagement fee calls for an initial fee of $20,000 in cash ($10,000 due December 9, 2010 and $10,000 was due on Janaury 15, 2011) and $25,000 in restricted common stock. The number of shares to be issued to be computed by dividing $25,000 by the closing bid price of the Company's common stock on December 9, 2010, or $.33. The Company issued 75,758 shares in January 2011.  Additionally the agreement provides for a monthly retainer of $10,000, payable in $5,000 cash and $5,000 in stock. As of March 31, 2010, the Company owes the service provider $40,000 under the agreement, included in accounts payable and accrued expenses, of which $30,000 is due in cash and $10,000 in common stock.

On March 3, 2011 the Company entered into an agreement to sell 26 million shares of common stock for 2.4 million Euro's or approximately $3,320,000 or approximately $0.13 per share.  Although the Company issued the stock, the buyer defaulted in March 2011 on their  obligation to pay the Company.  As a result, the Company will cancel the shares and the agreement.

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

Ghost Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At March 31, 2011 and June 30, 2010 respectively, the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

The Company recognizes revenue at the time the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company intends on selling advertisement broadcasting time to its customers and will recognize revenue over the period of each broadcast. The Company also sells advertising media production services to its customers and recognizes revenues from such sales when the completed media product is shipped to the customer and when no further services are required to be performed. All revenue was earned from one customer for the three and nine months ended March 31, 2011.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

Revenue

The Company generated no revenue for the three months ended March 31, 2011 as compared to $60,000 in revenue for the same period in 2010.  The revenues from the prior year's quarter were non-recurring.

Expenses

Our expenses consisted primarily of general and administrative costs.  The general and administrative costs for the three months ended March 31, 2011 were  $102,507 as compared to $60,922 for the same period in 2010 or an increase of 68.3%. This increase was primarily attributable to salaries of $34,500 accrued to our officers, $25,000 in amortization of prepaid technical services costs and increased consulting fees approximately $22,000, offset by a decrease in professional fees and other expenses of approximately $40,000.

Net Loss

For the three months ended March 31, 2011 and 2010 we sustained net losses of $102,507 and $922, respectively.  The increase in the loss resulted from the increase in expenses and the decrease in revenues as noted above.

For the Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010.

Revenue

The Company generated $25,000 in revenue for the nine months ended March 31, 2011 compared to $60,000 for nine months ended March 31, 2010.  These revenues resulted from the production of media for one customer and are non-recurring.

Expenses

Our expenses consisted primarily of general and administrative costs.  The general and administrative costs for the nine months ended March 31, 2011 were $409,073 as compared to $216,212 for the same period in 2010 or an increase of 89.2%. This increase was primarily the result of increased professional fees relating to the Company recent Form 10 filing, for salaries and rent totaling $102,775 accrued to our officers $65,000 accrued for consulting agreements and amortization of $33,333 of technical services and development costs .

Net Loss

For the nine months ended March 31, 2011 and 2010 we sustained net losses of $384,073 and $156,212, respectively.  The increase in the loss resulted from the increase in expenses and decrease in revenues as noted above.

Liquidity and Capital Resources

For the nine months ended March 31, 2011, net cash used in operating activities was $158,599, compared to $82,543 for the nine months ended March 31, 2010. The use of cash in operating activities was mainly attributed to the continued operating loss and partially offset by an increase in accounts payable and accrued expenses of $150,064, stock issued for services of $35,000 and amortization of stock based prepaid and technical services cost of $33,333.

For the nine months ended March 31, 2011 and 2010, no cash transactions occurred in investing activities.

For the nine months ended March 31, 2011, net cash provided by financing activities was $71,250, compared to $331,000 for the nine months ended March 31, 2010.  The cash from financing activities was primarily from the proceeds from sale of common stock in March 2010 and  in October 2010.

As of June 12, 2011, Ghost had less than  $500 of cash and cash equivalents and a working capital deficit of $252,679.   Beginning in January 2010, we agreed to pay Gianfranco Gracchi, our Chief Executive Officer, $10,000 per month.  Beginning in November 2010, we agreed to pay Cristina Avramut, our Chief Financial Officer and wife of Mr. Gracchi, $1,500 per month.  As of March 31, 2011, we owed Mr. Gracchi $86,500 and Ms. Avramut $7,500 in salaries.  In order to carry out the Services Agreement with Ghost SpA (discussed above), we are required to pay for 50,000 televisions.  We anticipate this will cost in excess of $15 million; however, the exact cost is unknown.  We will need to generate revenue and raise money in order to pay for this. This lack of working capital has hampered us in implementing our business plan since we need to raise at least $100,000, to start initial tests in Florida. To raise capital, we have launched an offering of common stock at $0.20 per share seeking to raise up to $800,000 to $1,000,000. Through October 30, 2010, the last day of the offering we were only able to raise $70,000.   If we do not raise at least $1,000,000, we will not be able to launch our business. Ghost does not have enough available cash to meet its obligations over the next 12 months.

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

Name of Class	Date Sold	No. of Securities	Reason for Issuance

Cariad Trading Company(2)	10/8/10	250,000 shares of common stock	Sale

Island Capital Management (1)	10/19/10	25,000 shares of common stock	Transfer Agent Services

Sunoli E Trust Ltd(2)	10/26/10	100,000 shares of common stock	Sale

Ghost Technology SpA (2)	11/17/10	3,000,000 shares of common stock	Services Agreement

21st Century Investor Relations (1)	12/1/10	75,758 shares of common stock	Investor Relations Services

(1) Exemption provided by Section 4(2) and Rule 506 thereunder of the Securities Act.
(2) Exemption under Regulation S promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith

2.1	Certificate of Merger	10-K	2/18/10	3.1
3.1	Certificate of Incorporation	10-K	2/18/10	3.2
3.2	Certificate of Designation	10-K	2/18/10	3.3
3.3	Amendment to the Certificate of Incorporation	10-K	2/18/10	3.5
3.4	Correction to the Certificate of Incorporation	10-K	2/18/10	3.6
3.5	Amendment to the Certificate of Incorporation	10-K	2/18/10	3.7
3.6	Amended and Restated Bylaws	10-K	2/18/10	3.8
10.1	Defender Agreement	10-K	2/18/10	10.4
10.2	Summary of CEO and CFO Compensation Arrangements*	10-Q	11/15/10	10.2
10.3	Technology Services Agreement	10-Q	2/14/11	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

GHOST TECHNOLOGY, INC.

June 14, 2011	By:	/s/ Gianfranco Gracchi
Gianfranco Gracchi
Chief Executive Officer
(Principal Executive Officer)

June 14, 2011	By:	/s/ Cristina Avramut
Cristina Avramut
Chief Financial Officer
(Principal Financial Officer)