Form 10-Q
period 2021-03-31
GHST World Inc.
filed 2021-06-21
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-31705

GHST World Inc.
(Exact name of registrant as specified in charter)

Delaware	91-2007477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue 5th Floor New York, NY	10065
(Address of principal executive offices)	(Zip Code)

+1 (212) 634-6860
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 11, 2021, the issuer had 523,908,071 shares of its common stock, $0.001 par value per share, outstanding.

Explanatory Note

The GHST World Inc. (the “Registrant”) is timely filing this quarterly report on Form 10-Q which is due June 22, 2021, following the May 8, 2021 effective date of its registration statement on Form 10.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

Unaudited

	March 31, 2021	June 30, 2020

Assets

Current Assets
Cash	$55,576	$292
Total Current Assets	55,576	292

Other Asset
Other assets	115,000	115,000
Patent costs	41,811	33,786
Total Assets	$212,387	$149,078

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$9,986	$7,092
Advances from related parties	13,687	8,336
Common stock payable	123,232	148,163
Common stock payable - related parties	94,552	94,552
Total Current Liabilities	241,457	258,143

Stockholders’ Deficit
Preferred stock, Series A, $0.001 par value; 5,000,000 shares authorized;
6,000 shares issued and outstanding at June 30, 2020 and 2019	6	6
Preferred stock, Series B, $0.001 par value; 5,000,000 shares authorized;
2,200 shares issued and outstanding at June 30, 2020 and 2019	2	2
Common stock, $0.001 par value, 700,000,000 shares authorized;
523,908,071 and 397,942,449 shares issued at March 31, 2021 and June 30, 2020	523,909	397,943
Additional paid-in-capital	8,656,124	8,608,680
Accumulated deficit	(9,209,111)	(9,115,696)
Total Stockholders’ Deficit	(29,070)	(109,065)

Total Liabilities and Stockholders' Deficit	$212,387	$149,078

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

Unaudited

	For the Three Months ended March 31,		For the Nine Months ended March 31,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$131

Operating expenses:
General and administrative expenses	46,777	6,806	93,415	26,928
Stock based compensation	—	—	—	—
Total operating expenses	46,777	6,806	93,415	26,928

Net loss	$(46,777)	$(6,806)	$(93,415)	$(26,797)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	514,601,805	397,942,449	444,955,690	397,942,449

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Stockholders' Deficit

For the Nine Months ended March 31, 2021

Unaudited

	Preferred Stock		Preferred Stock		Common Stock,		Additional	Stock		Total
	Series A		Series B		$.001 Par Value		Paid in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance June 30, 2020	6,000	$6	2,200	$2	397,942,449	$397,943	$8,608,680	$—	$(9,115,696)	$(109,065)
Issuance of shares in exchange of debt					25,000,000	$25,000	$(69)			$24,931
Issuance of shares for cash					100,965,622	$100,966	$47,513			$148,479
Net loss for the nine months ended March 31, 2021	—	—	—	—	—	—	—	—	(93,415)	(93,415)
Balance March 31, 2021	6,000	$6	2,200	$2	523,908,071	$523,909	$8,656,124	$—	$(9,209,111)	$(29,070)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,415)	$(26,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	318
Accounts payable and accrued expenses	2,894	(5,681)
Net Cash Used In Operating Activities	(90,521)	(32,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(8,025)	—
Net Cash Used In Investing Activities	(8,025)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	5,351	14,667
Sale of common stock	148,479	8,735
Net Cash Provided By Financing Activities	153,830	23,402

Net increase (decrease) in cash	55,284	(8,758)

Cash - beginning of period	292	2,085

Cash - end of period	$55,576	$133

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for debt	$24,931	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

March 31, 2021 and June 30 2020

Unaudited

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), formerly GHST International, Inc., Ghost Technology, Inc and IA Europe Group Inc. (“IAEG”), is a Delaware corporation that was incorporated on November 12, 1999. The Company previously filed U.S. Securities and Exchange Commission (“SEC”) filings as General Telephony.com, Inc. (“GTI”) prior to its name change. On December 6, 2002, IAEG merged with GTI in a transaction treated as a reverse acquisition and recapitalization.

The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

On June 29, 2019, the Company acquired all the stock of GHST Art World, Inc, a Florida corporation, whose principle assets consisted of 119 art paintings and reproductions. The Company issued 43,478,000 shares of common stock and paid $15,000 in cash to effectuate the acquisition. See Note 3.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company had a net loss of $37,656 for the year ended June 30, 2020 and $93,415 for the Nine months ended March 31, 2021. The Company has an accumulated deficit of $9,209,111 and a stockholders’ deficit of $29,070 as of March 31, 2021 and used $90,521 in cash flow from operating activities for the nine months ended March 31, 2021.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, and additional financing.

Management intends to raise money through investors as needed to support its working capital needs.. Currently the Company intends to raise capital from its existing shareholders and from the possible sale of a minority interest in its subsidiaries. Management cannot provide any assurances that the Company will be successful in completing these undertakings and accomplishing any of its plans.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

March 31, 2021 and June 30 2020

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. GAAP. The consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Amendment 2 to Form 10 filed on May 7, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the following wholly owned subsidiaries:

•	GHST Art World, Inc
•	GHST Sport Inc.
•	IoTT world Inc.

All intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash. The Company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it is a credit counterparty, and as such, it believes that any associated credit risk exposures are limited.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates and assumptions impact, among others, the following: the fair value of share-based payments and deferred taxes.

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at March 31, 2021 or June 30, 2020.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

March 31, 2021 and June 30 2020

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

The Company is undertaking a new business venture that is inherently subject to significant risks and uncertainties, including financial, operational, technological and other risks that could potentially have a risk of business failure.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset by asset basis and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. As of March 31, 2021 and June 30, 2020, the Company did not recognize any impairment losses.

Intangible Assets

The Company capitalizes external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. The Company will amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on management’s assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of its patent portfolio may not be recoverable. For the nine months ended March 31, 2021 the Company has capitalized $8,025 of patent costs. As of March 31, 2021 total patent cost totaled $41,811.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

March 31, 2021 and June 30 2020

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The effect of income tax positions is recognized only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company’s tax returns are subject to examination by federal and state taxing authorities for the years ended June 30, 2007 through 2019. However, the Company's federal net operating losses for tax years ending June 30, 2019 and 2020 will remain subject to examination until the losses are utilized or expire. Under the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017, Net Operating Losses (“NOLs”) incurred for tax years beginning before January 1, 2018, will be able to be carried forward for 20 years. For NOLs incurred in tax years beginning after December 31, 2017, these NOLs will be subject to the new limitations imposed by TCJA. Under the new law, an NOL can offset only 80% of taxable income in any given tax year. Furthermore, NOLs can no longer be carried back, they must be carried forward. The 20-year carryforward period has been replaced with an indefinite carryforward period for NOLs incurred for tax years beginning after December 31, 2017. The Company’s NOL for the year ended June 30, 2020 will be subject to the 20-year carryforward period and would be utilized before any NOLs incurred for tax years beginning after December 31, 2017. The Company’s NOL incurred for the year ended June 30, 2019 and 2020 are subject to the new rules of TCJA. The NOL carryforwards for the periods ended June 30, 2020 and 2019 are approximately $48,000 and $37,000, respectively and the total NOL carryforward to the year ended June 30, 2020 is approximately $2.6 million.

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards ("SFAS") No. l23R "Accounting for Stock Based Compensation", in accounting for its stock-based compensation. This accounting standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable, and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent sale of stock for purposes of valuing stock-based compensation.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”, which aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years beginning after December 15, 2020.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

March 31, 2021 and June 30 2020

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” in order to simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Currently, Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedure that would be required for purchase price allocation in a business combination. Under the amendments in this ASU, a goodwill impairment loss will be measured using the difference between the carrying amount and the fair value of the reporting unit limited to the total carrying amount of that reporting unit’s goodwill. The guidance in this ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. However, entities must disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The amendments in this ASU are to be applied on a prospective basis and became effective for the Company as of January 1, 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of adopting this new standard but does not expect that it will have a material effect on its consolidated financial statements.

There are no other recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

NOTE 3 – OTHER ASSETS

On June 29, 2019, the Company acquired all the stock of GHST Art World, Inc, a Florida corporation, whose principle assets consisted of 119 art paintings and reproductions. The Company issued 43,478,000 shares of common stock and paid $15,000 in cash to effectuate the acquisition. The Company valued the stock at the fair market value of the stock on the date of issuance or approximately $0.0023 per share for a total purchase price of $115,000. The entire purchase price was allocated to the art and no goodwill was recorded.

NOTE 4 – PATENTS

The Company obtained a patent dated June 30, 2020, which is a protection device used in sporting activity with the capability to monitor data from the device. The Company has capitalized the patent costs totaling $41,811 and $33,786, respectively at March 31, 2021 and June 30, 2020. The Company will amortize the patent over the useful life of the patent once it is placed in service. No amortization was recorded for the Nine months ended March 31, 2021 and for the year ended June 30, 2020.

NOTE 5 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous Nine months. The conversion is contingent on the Company effectuating a 1-for-100 reverse stock split and upon a change in the Company’s name. As of March 31, 2021, and June 30, 2020, the Company has received a total of $217,784 and $242,715 respectively.

On August 20, 2020, certain investors agreed to accept 25,000,000 shares at an average price of approximately $0.001 in exchange for $24,931 of previously paid subscriptions.

These events are subject to clearance with the Financial Industry Regulatory Authority (“FINRA”) which previously declined to approve our application. We believe FINRA did so because we had previously failed to file required reports with the Securities and Exchange Commission (the “SEC”), which subsequently revoked our registration under the Securities Exchange Act of 1934 (the “Exchange Act”). Our delinquency occurred under prior management with a different business model. The failures to file resulted from a lack of capital to pay professionals.

We have again registered with the SEC under the Exchange Act through our effective Form 10. On June 10, 2021, we filed a new application with FINRA. We cannot assure you FINRA will grant our application.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

March 31, 2021 and June 30 2020

Unaudited

NOTE 6 – RELATED PARTY TRANSACTIONS

At March 31, 2021, the Company owed related parties a total of $13,687. These shareholder loans are unsecured, non-interest bearing and are due on demand. See note 3 as these amounts that will be converted to common stock are from related parties.

As shown in Note 3, the Company has committed to converting certain debts to equity. Included in the debts is $94,552 as of March 31, 2021 of amounts due from related parties that will also be converted as described in Note 3.

In connection with the sales of common stock the Company paid a total of $13,903, of which $9,183 as a fee to the son of the Chairman of the Board and $4,720 to a company owned by the CFO.

These transactions were in the normal course of operations and were measured at a value that represents the amount of consideration established and agreed to by the related parties.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized 700,000,000 shares of common stock, $0.001 par value, of which 523,908,071 shares are issued and outstanding as of March 31, 2021.

Common Stock Issuances

On August 20, 2020, certain investors agreed to accept 25,000,000 shares at an average price of approximately $0.001 in exchange for $24,931 of previously paid subscriptions.

In November and December 2020 the Company received $139,066 in exchange for 90,828,439 common shares at an average price of $0.0012 per share.

In March 2021, the Company received $23,316 in exchange for 10,137,183 common shares at average price of $0.0023 per share.

NOTE 8- INCOME TAXES

The Company has accumulated losses of approximately $9.2 million since its inception. For income tax purposes, the Company has operating loss carryforwards of approximately $2.5 million from tax years beginning before January 1, 2018, that begin to expire in 2027. The Company has approximately $85,000 of tax losses for years beginning after December 31, 2017. These operating losses are subject to the limitations which were enacted in the Tax Cuts and Jobs Act (“TCJA”). These operating losses can offset only 80% of taxable income in any given tax year. The carryover period for these operating losses is indefinite. No federal or state tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards (approximately $900,000) have been offset by a valuation allowance of the same amount.

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s patents and patent applications, the development, marketing and sale of its products including its Smart Shin Guard, product development efforts, the implementation of its business plan and expected timelines for meeting its objectives, the need for capital to fund and grow its operations, and liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are summarized our registration statement on Form 10 filed with the SEC on March 9, 2021 (the “Form 10”), in the section titled the “Summary of Risk Factors” and are more particularly described therein in the section titled “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Overview

We are a holding company for various technology and other activities. As of the date of this Report, our principal business strategy is seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. The Smart Shin Guard is a wearable protective device used while playing soccer and certain other sports combined with data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time.

We have not generated any revenue and need substantial additional financing to market our services. We recently filed a registration statement on Form 10 with the SEC, which became effective May 8, 2021, pursuant to which we became subject to the periodic and current reporting requirements under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Quarter Ended March 31, 2021 Compared to the Fiscal Quarter Ended March 31, 2020.

We had no revenues in the three months ended March 31, 2021 and 2020, and we sustained net losses of $46,777 and $6,806, respectively, in those periods. During the three months ended March 31, 2021, expenses consisted primarily of general and administrative expenses, including professional fees for legal and financial services, and expenses incurred in connection with our product development efforts. During the period ended March 31, 2020, our expenses consisted primarily of general and administrative costs.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the nine months ended March 31, 2021, the Company used net cash of approximately $90,521 in operating activities as compared to approximately $32,160 for the nine months ended March 31, 2020. The increase in cash used from operations was due to an increase in professional fees to prepare and file our Form 10 and related compliance costs in becoming an SEC reporting company, and expenses incurred in connection with our product development efforts.

In the three months ended March 31, 2021, we entered into two agreements with third party developers. One such agreement provides for the development of our Smart Shin Guard, and the other provides for the development of a smart phone application for use in conjunction with our Smart Shin Guard. Under these agreements, we have agreed to pay the service providers a total of approximately €142,000 (approximately $173,000). We began making payments under these agreements during the period covered by this Report.

Cash Used in Investing Activities:

For nine months ended March 31, 2021 and 2020, the Company used $8,025 and $0 in investing activities. Our cash used in investing activities in the period ended 2021 consisted of patent costs.

Cash Flows from Financing Activities:

Cash flows from financing activities for the nine months ended March 31, 2021 were $153,830 compared to $23,402 for the nine months ended March 31, 2020.

We have approximately $30,307.40 in available cash as of June 11, 2021 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date these Financial Statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

We do not have sufficient capital to support our operations for the next 12 months and will dependent upon on the proceeds from a financing, which may consist of sales of our common stock, the issuance of debt securities and/or issuance of securities convertible into shares of our common stock, any of which could have a dilutive effect on our existing shareholders. We intend to raise capital from existing investors or from the sale of a minority interest in our subsidiaries if and to the extent possible. We estimate that we will need to raise at least $1,000,000 in order to meet our working capital needs for the next 12 months. We plan to phase in our expenses and grow our business as working capital is available.

Significant Accounting Policies and Recent Accounting Pronouncements

Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

COVID-19 Update

The COVID-19 pandemic has had a significant adverse effect on the economy throughout the world. While economies in certain jurisdictions and geographic areas have begun to reopen in the wake of the pandemic, if the pandemic and government action in response thereto result in a prolonged economic recession or depression, or if there are delays in reopening in areas in which we intend to do business, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered. As of the date of this Report, the Company is unable to predict the impact the pandemic may have on its business and plan of operations.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of March 31, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, we are not aware of any other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1.A – RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about March 1, 2021, the Company sold 10,137,183 shares of common stock for an aggregate purchase price of $23,316 to an investor. The transaction was exempt under Regulation S of the Securities Act of 1933 as the shares were issued in an offshore transaction to persons who are not U.S. Persons as defined by Regulation S, and there were no directed selling efforts made in the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.2	Certificate of Designation	10-K	2/18/2010	3.3
3.3	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
10.1	Development Agreement between the Company and Hemar AG dated January 4, 2021**	10-12G/A	4/21/2021	10.2
10.2	Development Agreement between the Company and Applica srl dated February 2, 2021**	10-12G/A	4/21/2021	10.3
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Portions of this exhibit have been omitted as permitted by the rules of the SEC. The information excluded is both (i) treated by the Company as private or confidential and (ii) not material. The Company undertakes to submit a marked copy of this exhibit for review by the SEC staff, to the extent it has not been previously provided, and provide supplemental materials to the SEC staff promptly upon request.

+ Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GHST World Inc., 667 Madison Avenue, 5th Floor, New York, NY 10065.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GHST World Inc.

Dated:	June 18, 2021	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	June 18, 2021	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	June 18, 2021	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

