Form 10-K
period 2021-06-30
GHST World Inc.
filed 2021-09-28
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,095,599.13 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of September 13, 2021, the issuer had 529,483,071 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I

ITEM 1.	BUSINESS.

Cautionary Note Regarding Forward Looking Statements

This annual report on Form 10-K (this “Report”) contains forward-looking statements including statements regarding the Company’s patents and patent applications, the development, marketing and sale of its products including its Smart Shin Guard, the implementation of its business plan and expected timelines for meeting its objectives, the continued effect of the COVID-19 pandemic on our business and prospective customers and the economy, the need for capital to fund and grow its operations, and liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are summarized in the “Summary of Risk Factors” below and are more particularly described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

History

GHST World Inc. (“Ghost” or the “Company”) was organized on November 12, 1999 as a Nevada corporation. On December 2, 2002, the Company merged with and into I.A. Europe, leaving I.A. Europe as the surviving corporation and on April 8, 2008, the Company amended its certificate of incorporation to change its name. From 2002, Ghost was a shell corporation with no assets, revenues or operations until January 2008 when it acquired rights to an advertisement filtration system for televisions. It subsequently abandoned that business and became a shell corporation again until 2020 when it entered the sports technology industry when it obtained the rights to a patent for Smart Shin Guard technology.

On June 10, 2009, our registration statement was revoked for failure to file reports required under the Securities Exchange Act of 1934, (the “Exchange Act”). On September 7, 2010, we re-registered our common stock, and on September 6, 2013 we terminated our registration.

On September 21, 2017 we changed our name to “GHST World, Inc.” On March 9, 2021 we filed a registration statement on Form 10 (File No. 000-31705), as amended on April 4, 2021 and May 7, 2021 (the “Form 10”) to register our common stock pursuant to Section 12(g) of the Exchange Act. The Form 10 as amended became effective on May 8, 2021.

Current Status

On April 3, 2019 we formed GHST Sport Inc. (“Ghost Sport”) as a wholly-owned subsidiary of the Company and shifted our business focus to the marketing and sale of technologically-enhanced sports equipment and the acquisition and development of related intellectual property. To that end, on June 30, 2020 we obtained a U.S. patent for our Smart Shin Guard. We also have patent applications pending in Canada, Australia, Hong Kong, and 36 countries in Europe.

On June 29, 2019, the Company acquired all of the capital stock of GHST ART WORLD Inc., a Florida corporation (“Ghost Art”), whose principal assets consisted of 119 art paintings and reproductions.

We currently have minimal assets other than our patented technology and are relying on the ability to raise the necessary capital to exploit the patent we acquired to the Smart Shin Guard for the United States, and the pending applications in other jurisdictions. We plan to market and sell this product to athletes, sports teams, organizations and leagues, with an initial focus on professional and amateur soccer (football) teams and leagues, both within the U.S. and abroad.

We have not yet generated initial revenue from any of our current products, and have relied upon issuances of shares of our common stock to raise proceeds to fund our operations. We continue to develop our Smart Shin Guard and related technology, including a smart phone application, as more particularly described below.

Our management and directors are based in Italy and other European countries. We have no employees.

Acquisition of Intellectual Property Rights to the Smart Shin Guard

In 2018, the Company acquired the rights to the 2015 Italian patent and underlying concept for the Smart Shin Guard in exchange for agreeing to issue 2,000,000 shares of common stock. The Company has since been issued a U.S. patent (Patent No. US 10,695,651 B2; “Protection Device for Carrying Out Sports Activities Usable in Data Analysis and Monitoring System, and Relative System and Method for Processing and Calculating the Sent Data”) for the Smart Shin Guard and has patent applications pending in Canada, Australia, Hong Kong and the European Union (36 countries) as well as for an international patent.

The patent and patent applications contemplate potential application of the invention within other forms of athletic equipment outside of shin guards used in soccer or similar sports. We may consider expanding our technology to other applications of the invention in the sporting world depending on the results our efforts to market and sell the Smart Shin Guard.

The Smart Shin Guard

The Smart Shin Guard is a shin guard, which is a form of protective equipment placed on the front portion of the lower leg while playing soccer and similar sports, combined with our data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time. Examples of the information the Smart Shin Guard can collect and analyze for users is covered distance, acceleration, kicking force, collision impact, positioning, directional movement, and performance alerts. This information will vary depending on the version of the product that is used, which will depend on the customers and their particular purposes for using the Smart Shin Guard.

The product is designed for use by teams and individuals to enhance their ability to track player performance, stamina, and conditioning at matches, practices or any other circumstance in which they desire to play the sport. We believe the Smart Shin Guard will provide valuable insight to players, coaches and organizations seeking to gain a competitive advantage over their opponents be assisting with in-game monitoring and pre- and post-game assessment and strategy using our technology. Our goal is to empower coaches, players and teams to make faster and potentially in-game decisions regarding their players, team and strategies in reaction to the data provided and obtain an advantage therefrom that helps them achieve their objectives, both individually and in the leagues in which they compete. Additionally, we believe this product has attractive features for more casual players seeking to track their individual performances for educational, informational, or health-related purposes.

Product Development

The Company has completed the Beta testing of the functionality of the Smart Shin Guard is now in the industrial development phase which involves a focus on further development of the electronic component (including miniaturization and a proper arrangement), having the software for data collection and transmission and adding artificial intelligence to assist with precision and repeatability.

We expect to complete the development phase of the Smart Shin Guard in approximately three months, whereupon we intend to begin the manufacturing process through a third party and then the sales process, which will initially be focused on non-professional players (teams and individuals).

In connection with our development efforts for the Smart Shin Guard, in calendar year 2021 we entered into two agreements with independent contractors which provide for the development, testing and improvement of prototype software, which are summarized as follows:

In January 2021, we entered into an agreement with a third party electronic device development and manufacturing firm providing for the development of an artificial intelligence software component for our Smart Shin Guard. The independent contractor had previously assisted with the development and production of a prototype for the hardware component for the Smart Shin Guard, specifically a pair of shin guards which contain sensors for data collection and accompanying Bluetooth transmission technology. The artificial intelligence software component contemplated by the agreement is intended to allow for more accurate and reliable data collection, analysis and transmission. The agreement contemplates the production of machine learning models aimed at enhancing the product’s data analysis functionality, with data collection and basic analysis using sensors to occur in-game, and more advanced analysis to occur post-game. Under the agreement, this phase of the development process is projected to last two months. The development agreement contemplates that the deliverables under the agreement will allow for future in-house operation by the Company. Further testing, analysis and development under this agreement remains ongoing.

In February 2021, we entered into an agreement with another independent contractor for the development of mobile and website applications to be used in conjunction with the Smart Shin Guard and the information and analysis it provides. The agreement contemplates the development of necessary features for these applications, including data transmission and display, user interfacing and notifications. We recently received the initial deliverables under this agreement with respect to the mobile phone application and are in the process of [further testing and preparing for consumer use, pending completion of other aspects of the Smart Shin Guard development process described elsewhere in this Report. For more information on these features, see “Applications and Uses.”

Applications and Uses

We plan to sell two versions of the Smart Shin Guard which will vary in terms of sophistication of features offered and target demographics of users:

Consumer Kit

The standard version which collects data and provides analysis on basic physical and performance metrics, including covered distance, instantaneous and average speed, movement and direction, acceleration and deceleration, kicking power, shot, pass, tackle, and header identification, and performance alerts. The consumer kit is designed for athletes at all levels ranging from casual players to amateur and professional athletes. The remote access to the information and analysis provided can be accessed by coaches, teammates, friends and family. We expect for the development of the consumer kit, including the corresponding smart phone application, to be completed before the more advanced professional kit described below.

Professional Kit

An advanced version which will be more sophisticated in terms of the types of data collected and the level of analysis and computation. In addition to the statistics available with the consumer kit, the professional kit allows users to collect information on calorie consumption, metabolic power, elevation distance, directional changes and angles, heart rate, positioning map, and team barycenter, which is the center of gravity of a game. The professional kit is designed for and will be marketed primarily toward professional athletes and teams. The development of the professional kit will be a longer process than the consumer kit due to factors including increased sophistication and technical complexity of the data collection and analysis capabilities, contractual terms and limitations in our human and capital resources.

Smart Phone Application

The Company is in the process of developing a smart phone application (“phone app”) for use by customers using the Smart Shin Guard. The phone app will function by receiving and displaying data collected and processed by the Smart Shin Guard. When developed, the phone app will be essential for use in connection with the consumer kit, to the extent such consumers intend to review and use the data provided in real time while training or playing in games. We have developed a prototype of the phone app for the consumer kit, and development for the professional kit, as well as additional continued efforts to improve the application generally, remain ongoing.

Other Subsidiaries

Other than Ghost Sport, we have two other subsidiaries which we expect to play a less central role to our business plan and future operations, at least in the short term. These subsidiaries are still in the early developmental stages and we do not expect either to materially contribute to our business plan and operations as described elsewhere in this report. If we find investors or strategic partners interested in either of these subsidiaries, we may enter into agreements or arrangements with such parties pursuant to which we will issue equity or debt interests in the Company or one of our subsidiaries. Below is a brief description of each subsidiary.

Ghost Art World Inc.

Ghost Art is our wholly-owned subsidiary which we acquired on June 29, 2019 together with its portfolio of 119 art paintings and reproductions as its principal assets. We have not sold any of these assets. We are also developing a virtual artist “incubator” and art trading platform and network to assist emerging artists increase their visibility and locate and procure sales of their artwork to consumers. This concept is still in the early development stage and we do not expect to bring it to market or generate revenue therefrom in the short term.

IoTT World, Inc.

IoTT World Inc. (“IoTT”), which is an acronym for “Internet of Things Tech,” is our wholly-owned subsidiary which focuses on the research and development of technology and products designed to connect common household and other electronic devices using the Internet. We currently are in the early stages of evaluating our business plan for IoTT and have been further delayed in this regard by the COVID-19 pandemic. This concept is still in the early development stage and we do not expect to bring it to market or generate revenue from it in the short term.

Meanwhile, for IoTT we plan to insert a database sector in which all the data collected per user of those who buy and wear our SSGs will converge, so that they can be consulted, for a fee, by insiders such as coaches, athletic trainers, technical sports directors, and others involved with the player/team, or by the players themselves, thus creating a large sports database with the hopes that over time the system will be used for all sports.

Competition

With respect to Ghost Sport, we will compete directly with sports equipment and apparel developers, wholesalers and retailers, as well as other businesses offering player and team tracking technology, some of which sell similar products to ours, and many of which have significantly greater capital and human resources than we do. For example, we face competition from other businesses which provide smart data tracking and collection technology in the form of wearable sporting equipment, including Soccerment and TibTop, each of which offers wearable shin guards, and Catapult Sports, which offers similar wearable devices, with some level of data collection, analysis and transmission functionalities. Although we believe our Smart Shin Guard technology to be unique in terms of its patented features and processes and the depth of information it can collect, analyze and transmit, there can be no guarantee that our competitors have not or will not develop and sell technology that is similar or superior to ours and/or that will hinder or limit our ability to access the market. Further, with respect to the phone app for the Smart Shin Guard, there is at least one other similar application called Goalon which allows users to track certain performance metrics directly on their cellular device, and there may be others currently in the market or that are being or may be developed that we will compete with. Additionally, some sporting equipment companies and service providers offer technology or services using different means, such as cameras that collect and transmit team and player data in a manner similar to ours, could be seen as competitors. Offerings of similar equipment and technology to our Smart Shin Guard by any of these competitors will likely create a barrier to market entry for our product and/or render it difficult to develop or grow a customer base, particularly to the extent our potential customers and users have already integrated competitor products and services. Further, while we are not aware of similar wearable devices that are approved by soccer leagues for in-play usage, we have also not obtained such approval for the Smart Shin Guard ourselves, and there can be no assurance that such approval will be obtained.

With respect to Ghost Art, we expect to face competition from niche art platforms and galleries as well as larger platforms on which artists can display their works, such as Instagram and Facebook. Among our more direct competitors in the artist accelerator and marketing platform businesses are Looklateral, Koones, Lean Artist, Mecenate.online, Rise Art and Saatchi Art. Many of our competitors in this field have access to greater financial resources and business networks and more experience in the industry, which will pose challenges to any future operations and barriers to market entry and growth.

With respect to IoTT, a variety of technology research and development companies have already made headway on connecting various devices and otherwise making life easier for consumers using the internet and artificial intelligence. The market is currently saturated with such products, and with companies seeking to develop and evolve such products and underlying concepts as to enhance their functionality. In light of these market conditions and the intense competitive environment in this area, competition will be intense, as will risks inherent therewith including the reality that many competitors have more capital, experience and progress with respect to their offerings than we do and that we may face difficulty in obtaining or protecting intellectual property rights or avoiding the infringement of others in our operations of IoTT.

Employees

We currently have no employees. Our officers provide services on a part-time basis.

Status as an Emerging Growth Company

Because we have no revenues and have never had a registration statement become effective, we are an emerging growth company. An emerging growth company is defined as a company which had annual gross revenues were less than $1.07 billion during its most recently completed fiscal year and had not sold common equity securities under a registration statement as of December 8, 2011. We will continue to be an emerging growth company until the earlier of: (i) the last day of the fiscal year of the Company during which we had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the date of the Company’s first sale of common equity securities of pursuant to an effective registration statement under the Securities Act; (iii) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

The federal securities laws and regulations provide certain exemptions for emerging growth companies with respect to financial information and disclosure requirements in registration statements and periodic reports and certain activities in connection with initial public offerings. The exemptions available to us as a result of our status as an emerging growth company are summarized as follows:

•	Unlike other reporting companies, we are not required to hold periodic shareholder voting on executive compensation, the frequency of shareholder voting of executive compensation, and golden parachute compensation.
•	We are permitted to include less extensive narrative disclosure in our reports filed with the Securities and Exchange Commission (the “SEC”) than is required of other reporting companies, particularly in the description of executive compensation.
•	We are not required to include a report of our independent registered public accounting firm on the Company’s internal control over financial reporting in our SEC filings.
•	We would not be required to comply with new or revised financial accounting standards until private companies (e.g., those that have not had a Securities Act registration statement declared effective and do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.

•	We would be exempt from any requirement adopted by the Public Company Accounting Oversight Board in the future providing for a mandatory rotation of companies’ accounting firms.

•	We are permitted to submit a registration statement under the Securities Act to the SEC on a confidential basis if the registration statement and all amendments are publicly filed at least 21 days before we were to conduct any road show with respect to such offering.
•	We may communicate with prospective investors that are qualified institutional buyers or institutions that are accredited investors to determine interest in a contemplated offering either prior to or after filing a registration statement under the Securities Act.

Some of the above-described exemptions are also available to smaller reporting companies, and therefore a termination of our status as an emerging growth company would not necessarily result in a requirement that we comply with the default disclosure requirements applicable to reporting companies generally.

We have elected not to use the extended transition period for complying with any new or revised accounting standards under Section 102(b)(1) of the Exchange Act.

ITEM 1A.	RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the common stock. If any of the events discussed in the risk factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you might lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

•	We have generated no material revenue during the last two fiscal years or current fiscal year and in order to continue as a going concern we require additional capital either through a debt or equity financing.
•	We are still in the process of developing our Smart Shin Guard, which is our principal product, and there can be no assurance we will be successful in completing such development or that we can successfully market this product once developed.
•	We have a limited operating history and our likelihood of success is contingent upon the problems, expenses, and complications frequently encountered by development stage companies.
•	We may have or discover in the future material weaknesses in our internal controls and may face difficulties remediating any such weaknesses;
•	In order to generate material revenue, we will need to successfully develop and market our products and services, including the Smart Shin Guard which is our principal product and is still under development;
•	Our business is dependent upon our intellectual property which we may be unable to obtain or protect without incurring significant expenses or at all.
•	We may become involved in litigation to defend our intellectual property or to defend against infringement claims from third parties, which would be expensive and time consuming and could materially adversely affect our business.
•	We are highly dependent on a small number of key personnel, the loss of whom would materially adversely affect our business.
•	The industry in which we principally operate is highlight competitive, and most of our competitors have greater financial and other resources and capital raising abilities than we do, which will render our efforts to establish a market for our brand and products, including our Smart Shin Guard, particularly challenging.
•	Because we will be reliant on a single product, if we are unable to establish a market for our product and generate material revenue, this lack of diversification will be difficult to overcome and investors could lose some or all of their investment.
•	There is currently no active market for our securities, there can be no assurance that such a market will ever develop, and the future prices and liquidity of our securities could be unpredictable and volatile.
•	The COVID-19 pandemic has caused and may continue to cause disruptions in our business and industry, which may hinder our progress and growth prospects.

Risks Relating to the Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing.

We have limited capital and have accumulated losses of over $9.2 million since inception. Because we do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, our auditors have issued a qualified opinion. Our continued existence is dependent upon us or obtaining the necessary capital to meet our expenditures. We cannot assure you that we will be able to raise adequate capital to meet our future working capital needs.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We currently need substantial working capital. The slowdown in the global economy or any subsequent or further financial hardship caused by the COVID-19 pandemic may adversely affect our ability to raise capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to remain in business, and we will have to cease operations.

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

If we are not successful, you may lose your entire investment.

Prospective investors should be aware that if we are not successful in our new business, their entire investment in the Company could become worthless. Even if the Company is successful, we can provide no assurances that investors will derive a profit from their investment. Even if we can raise sufficient capital or generate revenue, we cannot guarantee any resulting proceeds to us will be sufficient for us to grow our operations and become profitable. If we are not successful, you may lose your entire investment.

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

Since we have a limited operating history under our current business model, it is difficult for investors to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by start-up companies in a highly competitive industry such as ours, which contains significant barriers to market entry. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Because Ghost’s business plan is unproven it may not result in the generation of any revenue, material revenue or profitability.

Ghost is relying upon its U.S. patented sports equipment technology which we intend to market and sell in the U.S. and foreign athletic markets to individual players, teams and organizations interested in the Smart Shin Guard’s data collecting capabilities. We have not sold our products, and do not presently have inventory available for sale. We cannot assure you that assuming we obtain sufficient financing, we will be able to successfully market our product in any of the target countries, derive any material revenue or attain profitability. If we are not successful in marketing the Smart Shin Guard, it is likely that you will lose your entire investment.

Because our business model is new, our growth strategy may not be achievable and may not result in profitability.

We may not be able to implement our growth strategy reflected in our business plan rapidly enough as to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of the Smart Shin Guard. We cannot assure you that consumers and others will purchase the Smart Shin Guard or that a sufficient market demand for our product will develop for us to generate revenue or become profitable.

Among other things, implementation of our growth strategy would be adversely affected by the following:

•	we may not be able to attract sufficient customers/subscribers for our product(s);
•	our research and development, manufacturing and marketing costs may be materially more than we anticipate which will affect our future gross profit margins;
•	a decline in general market conditions may prevent us from successfully establishing a customer base or raising capital as required; and
•	we may face significant litigation from competitors with intellectual property rights for products that are similar to ours, the occurrence of which would not only divert our management’s time and attention, but involve prohibitive legal and other defense costs.

Our business will depend, to a large extent, upon our intellectual property.

We rely on our U.S. patent and have applied for patents in other jurisdictions to protect our Smart Shin Guard technology. This patent and any future patents we can obtain will be critical to our ability to market our product in applicable jurisdictions without the risk of reverse engineering of our technology. In the event that we are unable to secure such patents, the marketability and viability of our product could be adversely affected, including by being vulnerable to reverse engineering in any jurisdiction where the patent did not issue. While we received the U.S. patent, there can be no assurance that the other patents will be secured. In the event these patents do not issue, the value of our intellectual property and our ability to generate revenue therefrom could be materially adversely affected.

If we cannot obtain or protect intellectual property rights related to our current or future products, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our current or future products. The strength of our patent in the sports logistics and technology field involves complex legal questions and can be uncertain. Our international patent applications may fail to result in patents with claims that cover the products in the countries in which we desire to market and sell our products. There is no assurance that all of the potentially relevant prior art relating to our patent and patent applications has been found; such prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may cause such patents to be narrowed or invalidated. Even if unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims.

If the patent applications we hold fail to issue or if their breadth or strength of protection is threatened, it could threaten our ability to commercialize our products. Patents may not issue and issued patents may be found invalid and unenforceable or challenged by third parties. Since patent applications in the United States and most other countries are confidential for a period after filing, and some remain so until issued, we cannot be certain that we were the first to invent a patent application related to a product. Patents have a limited lifespan. In the United States, the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. The life of a patent, and the protection it affords, is limited. When the patent life has expired for a product, we will become vulnerable to competition from similar products or generic versions attempting to replicate our Smart Shin Guard or other products we may develop or acquire in the future. Further, if we encounter delays in regulatory or league approvals, the time during which we will be able to market and commercialize a product candidate under patent protection could be reduced.

In addition to patent protection, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product development processes that involve proprietary know-how, information or technology not covered by patents. As a general practice, our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements. Nonetheless, our trade secrets and other confidential proprietary information may be disclosed and competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. We may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad, particularly given our present business plan to primarily focus our marketing and sales efforts on countries located outside of the United States. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Third-party intellectual property infringement claims may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement on the patents and proprietary rights of third parties. There is substantial technology litigation, both within and outside the United States, involving patent and other intellectual property rights, including patent infringement lawsuits, interferences, oppositions, and reexaminations and other post-grant proceedings before the U.S. Patent and Trademark Office, and corresponding foreign patent offices. U.S. and foreign issued patents and pending patent applications, which are owned by third parties, may exist in the fields in which we are pursuing patents for our product. As the sports logistics and technology industries expand and more patents are issued, the risk increases that our products may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, concepts, or methods of manufacture related to the use or manufacture of our products. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that our products may infringe. Third parties may obtain patents in the future and claim that use of our technologies infringes on these patents. If any third-party patents were to be held by a court of competent jurisdiction to cover the manufacturing process of our products, the holders of any such patents may be able to block our ability to commercialize such products unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court of competent jurisdiction to cover aspects of our concepts, processes for manufacture or methods of use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize our products. Defense of these claims, regardless of their merit, involves substantial litigation expense and would involve a substantial diversion of our management’s attention from our business. Because of the costs involved in defending patent litigation, we currently lack and may in the future lack the capital to defend our intellectual property rights. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Because, we may need to obtain licenses to intellectual property rights from third parties, we may be unable to obtain licenses on reasonable terms or at all.

We may need to obtain licenses from third parties to allow commercialization of our products. We may fail to obtain these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize those products, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales and other activities, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

We may be involved in lawsuits to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

We rely on a patent on the Smart Shin Guard to protect our intellectual property rights. In the United States, we have a patent and also have patent applications pending in international jurisdictions. If an international patent does not issue, we may be subject to significant competition. Competitors may infringe our patents or interfere with our patent applications or otherwise take action against our intellectual property rights. To counter such infringement, interference or similar adverse occurrence, we may be required to file infringement or similar claims, or we may be required to defend the validity or enforceability of our intellectual property rights, including our patents or patent applications, which can be expensive and time-consuming and may force us to divert our limited resources. In an infringement proceeding, a court may decide that either one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. Additionally, we may face challenges, including from competitors’ technologies, in our ability to obtain a patent in jurisdictions in which we have patent applications pending. Any difficulties or inability to obtain a patent in a jurisdiction in which we have applied or may apply for patent protection would materially adversely harm our business.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions regarding our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Our defense of litigation or interference proceedings may fail and, even if successful, may cause us to incur substantial costs and distract the attention of our management and other employees. We may not be able to prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, it could have a material adverse effect on the price of our securities.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We may be subject to claims asserting that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we succeed, litigation could cause substantial cost and be a distraction to our management and other employees.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, including development stage companies such as ours which often grow rapidly, tend to have difficulty managing their growth. If we are able to successfully market our product(s), we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

Our revenue and operating results may vary significantly from quarter-to-quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and our own forecasts. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include the following:

•	the rate at which we are able to distribute our product;
•	the usage by subscribers of our interactive technology;
•	seasonal patterns in the athletic and sporting goods industry
•	worsening economic conditions such as those caused by the COVID-19 pandemic which cause customers to reduce spending and purchases such as our product which they may deem to be unnecessary;
•	changes in the regulatory environment, including regulation of advertising, that may negatively impact our marketing practices;
•	the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and
•	costs related to acquisitions of technologies or businesses.

Expenditures by customers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns of athletes, teams, leagues and the general public. Any decline in the economy may alter teams’ and players’ current or prospective spending abilities or priorities and limit our sales, or may delay sales with such prospective customers, and could materially and adversely affect our business, results of operations and financial condition. For example, leagues operate on a seasonal basis, and may reduce or suspend their periods of activity due to factors beyond our control, as has taken place during calendar years 2020 and 2021 due to COVID-19.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Mr. Esterino Castellazzi, our President and Chairman of our Board of Directors, plays an important role in moving our business ahead and obtaining financing. None of our key personnel have any agreements to continue serving us. The loss of the services of Mr. Castellazzi or other key personnel and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

We expect to rely on outside consultants and employees who may be difficult to control and may expose to liability and/or limit our ability to grow our operations as desired or at all.

Due to our limited capital, we will rely on the outside consultants and employees to develop and market our product. In the event that one or more of these consultants or employees terminates their services to with the Company, fails to follow management’s instructions or becomes unavailable, we may see adverse effects to our business and face difficulty locating and retaining suitable replacements. Further, because we will operate in multiple countries, language barriers and complications with respect to monitoring our personnel is more likely than a more localized approach. There can no assurance that our employees or consultants will stay with us or can be adequately controlled, or that we will be able to retain replacements on favorable terms or at all, in which case our business could be harmed.

We will rely on third parties to sell our products, and if any of these third parties alter, restrict access to or discontinue their relationships with us, or experience technical difficulties, our ability to market our product(s) would be diminished and our business, revenue and financial results could be harmed.

We will rely on a combination of direct sales, licensing agreements, and the use of our website to sell our Smart Shin Guard and any other products we have or may develop or acquire. If our website or one or more of these third parties experiences a security breach or outage, or any third party through which we sell or to whom we license our product terminates or adversely modifies the terms of their engagement with us, our ability to develop and grow a customer base decline and our ability to reach potential customers would be negatively affected, causing our revenues and financial results to be harmed.

Because of the current uncertainties, the COVID-19 pandemic could materially adversely affect our financial condition, future plans and results of operations.

The COVID-19 pandemic has and is continuing to spread throughout the world, including the United States and Western Europe. This pandemic has had a significant adverse effect on the economy throughout the world, including the live sports industry on which are business plan partially depends. The COVID-19 pandemic, including the recent resurgence in the summer of 2021, has delayed our business plan, particularly by causing disruptions in league play throughout Europe. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the pandemic and government action in response thereto result in a prolonged economic recession or depression, or otherwise hinders our operations or those of the teams and leagues we intend to target a consumers of our product, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will continue to be hindered, which would have a material negative impact on the Company’s financial condition and results of operations.

Because of COVID-19, we may encounter delays or difficulties in obtaining inventory which may have a material adverse effect our future results of operations.

We will be required to obtain our inventory from third parties for our Smart Shin Guards. As a result of COVID-19 as well as due to our small size, we may be delayed in acquiring inventory. COVID-19 has had an impact on the supply chain with many products as some companies have had to either suspend or limit operations. If we experience any such delays, it may have a material adverse effect on our future results of operations.

If we are unable to meet competitive challenges, we may not successfully market our patented product.

There are several companies that have developed products and technology that collect, analyze and transmit physical and performance-based information about players and teams. While we believe our product is unique in that it is both wearable while playing and collects and quickly transmits a greater depth of information and analysis than most comparable devices currently in the market, there can be no assurance that this feature will be adequate to attract new customers or convince players and teams using similar or related technology from switching to the Smart Shin Guard. Further, we will be competing for a limited number of prospective customers in the area of professional and amateur soccer, many of whom may not be willing or able to purchase our products at the prices we desire or at all. Our competitors will include major sports apparel firms with greater name recognition and/or existing relationships with prospective customers, such as Nike, Adidas and Puma. We will also compete with lesser known brands who have had a significant head start offering data collection devices, technology or services to customers, including Soccerment, TibTop and Catapult Sport, each of which offer wearable devices that are similar to ours. While we believe the Smart Shin Guard to have unique attributes that will render it attractive to customers, we cannot guarantee this alone will enable us to effectively compete for the limited number of consumers in the soccer world.

Specifically, most of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop or sustain a competing business model and develop products or services that are more attractive to potential customers than what we offer. Our competitors may also offer similar products and services at prices below cost and/or devote significant sales forces to competing with us for customers, endorsements, or key personnel, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers or personnel or force us to lower our prices in order to compete, which would in turn reduce our market share and revenue. We can provide no assurance our management will be successful in navigating this complex competitive landscape, in which case our financial condition would be adversely affected.

Because we will be reliant primarily on a single product to be sold to a limited number of prospective customers, we will face significant risks associated with a lack of diversification.

We anticipate that the majority of our operations will be focused on the marketing and sale of our Smart Shin Guard, a product with relatively limited application and a narrow group of potential customers, namely soccer teams and players. Any unexpected developments with respect to these prospective customers or the leagues in which they play would therefore materially harm our ability to establish, maintain or grow a significant market position. Demand for our product may fluctuate in response to new products that emerge or changes to the way the game is played, officiated or regulated, or due to unexpected natural or uncontrollable events. For example, the COVID-19 pandemic has forced worldwide shutdowns of sports leagues, and some leagues have delayed or suspended play for indeterminate periods of time. Similarly, those leagues that have resumed play in the wake of the pandemic have seen drastic declines in fan attendance, due to government shutdowns, safety protocols and general public concern. Any of these or related events could result in a decline in the demand for our product or the price point at which prospective customers will be willing to purchase it, and in such event we will not have material alternative products or services to offset such negative effects to our business. If we fail to generate material sales of our Smart Shin Guard for any of the foregoing reasons, your investment in us would be materially harmed.

Because our success will depend to a large extent on our ability to develop and grow a market for our Smart Shin Guard, you may lose your investment.

In order to be successful, we will need to establish a market for our product. There can be no assurance that anyone will purchase our product at the prices we need to generate material revenue or at all. Further, even if we do attract some customers, there can be no assurance that enough customers will purchase our products or that they will continue to purchase our products in sufficient volumes to produce the cash flow needed to sustain our operations, in which case your entire investment could be lost.

We may encounter difficulty obtaining approval for our product for in-game use by soccer leagues, which could hinder or eliminate any competitive advantage with respect to our Smart Shin Guard.

A material aspect of the Smart Shin Guard’s potential attractive features for consumers, particularly professional and amateur soccer players and teams, is its relatively small size and integration into a shin guard, which is already used in games and therefore does not add additional bulk or weight to a player’s normal in-game apparel. However, many soccer leagues impose restrictions and policies on the apparel and equipment that players may wear during games. As such, we will likely need to obtain approval for the Smart Shin Guard’s use by the soccer leagues of teams we market the product to in order for those teams to use the product in-game. There can be no assurance we will obtain such approval in any or a sufficient number of leagues. Leagues may be hesitant to allow our product to be used in games for a variety of reasons, including potential safety concerns, concerns that such use would confer on certain teams an unfair advantage at the expense of others, or simply reluctance to change. If we are unable to obtain approval for in-game use in leagues, soccer teams and players in those leagues may be unable to use our product in-game or in real-time, which would reduce the usefulness of our product to them and limit our ability to sell our product or generate material revenue therefrom. If we are unable to convince soccer leagues to allow players’ and teams’ in-game use of our product, it could materially harm our business and results of operations.

The failure to obtain endorsements from athletes or teams could significantly impair our ability to market our products.

A key component of our business plan and marketing strategy currently contemplates obtaining endorsements from prominent athletes or teams to market our products. As of the date of this filing, we have not obtained any such endorsements. Our ability to obtain any such endorsements will likely be dependent on future funding. Because of our limited capital, there can be no assurance that we can procure any endorsements, in which case our business could be adversely affected.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

Because we intend to operate in foreign markets, we will be subject to the Foreign Corrupt Practice Act (the “FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments (as well as similar laws in the United States). We expect to have operations and distribution channels in jurisdictions creating the potential for corrupt practices by our employees, consultants or agents. We may employ sales personnel or independent contractors who may be viewed as our agents or otherwise expose us to liability under the FCPA. While we intend to comply fully with the FCPA and similar anti-bribery laws in conducting our business abroad, we cannot guarantee that we will be able to control the conduct of our employees and contractors to prevent corrupt practices. The potential penalties for violating the FCPA include anti-bribery laws and criminal or civil sanctions, including a fine of up to $2 million per violation. If we were to be found in violation of the FCPA or local anti-bribery laws, the resultant penalties and collateral consequences could negatively affect our business, operating results and financial condition.

We plan to conduct a substantial portion of our business in foreign markets, which will expose us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.

Our current business plan includes expansion into multiple foreign markets exposing our Company to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations by selling our products to consumers in foreign markets. Accordingly, strengthening of the Euro which is our primary currency versus a foreign currency could have a negative impact on us. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, as well as economic tensions between governments, the implementation of new or increased tariffs and other changes in international trade policies. Finally, since we plan to operate in the European Union, the impact of the United Kingdom exiting the European Union, commonly referred to as “Brexit,” may adversely affect our operations in the European Union.

Another risk associated with our international operations is the possibility that a foreign government may impose foreign currency remittance restrictions. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate. If this should occur, or if the official exchange rate devalues, it may have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.

If we do not comply with transfer pricing, customs duties, value added taxes, and similar regulations, then we may be subjected to additional taxes, duties, interest and penalties in material amounts, which could harm our operating results and financial condition.

By operating in many countries outside of the United States, we will be subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations will be subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

The imposition of new taxes, even pass-through taxes such as value added taxes, could have an impact on our perceived product pricing and will likely require that we increase prices in certain jurisdictions, and therefore could have a potential negative impact on our business and results of operations. If they arise, the ultimate resolution of these matters may take several years, and the outcome is uncertain. If the Internal Revenue Service or any foreign taxing authorities were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use taxes, and other taxes, we could become subject to higher taxes, we may determine it is necessary to raise prices in certain jurisdictions accordingly, and our revenue and earnings and our results of operations could be adversely affected.

If we fail to comply with U.S. and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

We are or may become subject to a variety of laws and regulations including the European Union’s General Data Protection Regulation (the “GDPR”) regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union and in most other jurisdictions around the world. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”). The CCPA requires covered companies to provide California consumers with new disclosures and will expand the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation. Since the CCPA was enacted, Nevada, Maine, Colorado and Virginia have enacted similar legislation designed to protect the personal information of consumers and penalize companies that fail to comply, and other states have proposed similar legislation. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

We intend to strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. Our limited resources may adversely affect our compliance effort. Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third party service providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.

Governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding the personal data of our employees, agents or customers could require us to modify our practices and may limit our ability to expand or sustain our salesforce or bring our products to market. Changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs and materially affect our operating results and financial condition.

Risks Related to Our Common Stock

Our registration under the Securities Exchange Act of 1934 could be revoked by the Securities and Exchange Commission if we fail to file required reports.

Following the registration of our common stock with the SEC on May 8, 2021 pursuant to the registration statement on Form 10, if we fail to file reports as required under the Exchange Act, we may lose our registration. While we intend to comply with the Exchange Act’s reporting requirements moving forward, and we may be unable to comply in the future as we did in the past. For example, in June 2009, the SEC revoked our registration under the Act for failure to file required reports.

Following that action, the Company expended resources to again become a reporting company with the SEC in 2010; however, it was never able to file an annual report on Form 10-K and ultimately withdrew its registration in 2013.

If we are unable to comply with the SEC reporting provisions in the future, such failure will affect the liquidity of our common stock and act as a depressant to the price. We cannot assure you we will not become delinquent again.

Because of our limited working capital, we lack required internal controls and unless we remediate them, we may be hampered in a number of ways, which could materially and adversely affect us.

Our management and directors are based in Italy and other European countries. Although our accounting and legal professionals, as well as our auditors, are based in the United States, our lack of familiarity with United States federal and Delaware law has adversely affected us and may continue to adversely affect us as follows:

•	Due to our limited size, we do not segregate our accounting functions which creates a material weakness;

•	The lack of controls may ultimately cause errors in our financial statements;

•	As we expand our business, we may fail to comply with local laws that could result in fines and the inability to do business; and

•	Once our common stock publicly trades, investors may react to our lack of internal controls by selling our stock and depressing the price.

As a public company in the United States, we are required to maintain internal control over financial reporting and disclosure controls and procedures. These controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules.

Ensuring that we have adequate controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies relating to internal controls, which could materially adversely affect our results of operations.

Once we raise sufficient capital, we plan to take steps to remediate our material weaknesses, including hiring a principal financial officer with knowledge of generally accepted accounting principles as well as reporting and disclosure obligations. As our business expands we intend to retain additional consultants as required. If we fail to maintain proper and effective internal controls in future periods, we could become subject to potential review by the SEC or other regulatory authorities, which could require additional financial and management resources, could compromise our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

Recently the SEC sued four public companies alleging in part that they had violated Section 13(b) of the Exchange Act resulting from their failure to remediate material weaknesses in their internal control over financial reporting over an extensive period of time. Three of these companies had remediated their material weaknesses at the time the lawsuits were filed. If the SEC Staff investigates us and following that investigation a lawsuit is filed alleging that we have and/or have not remediated our material weaknesses, we will face the following risks:

•	It will divert our management’s attention from our core business of developing, marketing and selling the Smart Shin Guard;

•	We will incur substantial legal fees in connection with both the investigation and the lawsuit if it is filed;

•	If we are sued, we may be required to pay a civil monetary penalty in addition to other remedies the SEC or a court may impose;

•	Any public disclosure may cause investors to sell our stock which may result in a material decline in our stock price that will cause investors to lose money; and

•	Our existing stockholders will experience more dilution as we are required to raise capital at a lower price per share.

Because all of our officers and directors reside outside of the United States, it will be difficult for investors to sue them personally in the United States and may be difficult to enforce any judgment against their assets, which are located outside of the United States.

Our officers and directors reside in and are based in Italy and other European countries. In the event that investors sue them in the United States alleging that any registration statement, report or proxy filed with the SEC or other disclosure in connection with the purchase or sale of our common stock violates the United States federal and/or state securities laws, they may claim that they are not subject to suit individually in the United States. If a Court later determines that these individuals may be sued in the United States and there is an adverse judgment against all or some of these directors, it may be difficult to enforce a United States judgment in the home countries of the defendants.

Currently there is no active public market for our common stock, and we cannot predict the future prices or the amount of liquidity.

Currently, there is no active public market for our common stock and one may never develop. Our common stock trades sporadically on the Pink Open Market under the symbol GHST. We do not know if an active market will develop even if we begin filing required reports with the SEC.

The OTC Pink Open Market generally is not an active market. Further, our common stock has only traded sporadically. In order to move to a higher market, such as the OTCQB, we are required to pay $10,000 per year. Even if our common stock begins trading on the OTCQB, investors should be aware that the OTCQB is not as liquid as major national securities exchanges.

These stock market and industry factors may adversely affect the market price of our common stock.

Due to recent changes to Rule 15c2-11 under the Exchange Act, our common stock may become subject to limitations or reductions on stock price, liquidity or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Exchange Act. This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. When it becomes effective on September 28, 2021, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

The Rule changes could harm the liquidity and/or market price of our common stock by either preventing our shares from being quoted or driving up our costs of compliance. We became subject to filing reports under the Exchange Act following the effectiveness of our Form 10 in May 2021. If we cannot or do not provide or maintain current public information about our Company our stockholders may face difficulties in selling their shares of our common stock at desired prices, quantities or times, or at all, as a result of the amendments to the Rule.

We are subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Pink Open Market is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the foreseeable future. The “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Broker-dealers are increasingly reluctant to permit investors to buy or sell speculative unlisted stock and often impose costs which make it uneconomical for small shareholders to do so. Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (“FINRA”), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our common stock price.

Our stock price may be volatile because of factors beyond our control.

Any of the following factors could affect the market price of our common stock:

•	our failure to generate revenue;
•	our failure to achieve and maintain profitability;
•	actual or anticipated variations in our quarterly results of operations;
•	announcement by us of the commencement of or the progress of any litigation;
•	our failure to meet anticipated results with respect to distribution of the Smart Shin Guard to consumers and others;
•	the failure of the Smart Shin Guard to operate as expected;
•	complaints received from consumers and other users; and
•	our failure to remain current with our Exchange Act filing requirements.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because of FINRA sales practice requirements which affect broker-dealers, the market price for our common stock will be adversely affected.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy shares of our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for our shares.

We have in the past and may in the future face difficulty in effecting certain corporate actions we deem necessary or appropriate to raise capital due to FINRA or SEC rules and processes.

In 2019, FINRA declined to process a 1-for-100 reverse stock split of our outstanding common stock because we did not maintain current public information. This action was taken by FINRA based on perceived deficiencies under FINRA Rule 6490, which is based on SEC Rule 10b-17 and is designed to prevent fraudulent and deceptive practices in connection with certain corporate actions including a reverse stock split. A primary reason for our filing the Form 10 is to comply with these rules and effect the reverse stock split, as well as having the ability to take such other action in the future as may be needed and to have access to the U.S. capital markets. There can be no assurance that the Form 10 will be sufficient for FINRA to process a reverse stock split or allow us to take other action in the future, including such actions as may be necessary to conduct a financing on favorable terms or at all. If this were to occur with respect to actions currently contemplated or that we may in the future determine to undertake, it could have a material adverse effect on our Company.

In the future, we may issue preferred stock which could make it more difficult for a third party to acquire us and could depress our stock price.

Our board of directors may issue one or more series of preferred stock that have more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support our management and us and permit our management to retain control of our business. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Ghost maintains its headquarters in New York, NY. The headquarters are in an executive suite environment where services are provided on an as-needed basis. Our officers spend limited time in the United States.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “GHST.” Because our common stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2021 and 2020. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2021:
First Quarter	$0.0024	$0.0015
Second Quarter	$0.0065	$0.0013
Third Quarter	$0.025	$0.003
Fourth Quarter	$0.0081	$0.0027

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2020:
First Quarter	$0.0116	$0.0015
Second Quarter	$0.003	$0.0008
Third Quarter	$0.0018	$0.0009
Fourth Quarter	$0.0044	$0.0009

Holders

As of September 13, 2021, there were approximately 582 shareholders of record of the Company's common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

Shares Eligible for Future Sale

All of the outstanding shares of common stock of the Company are restricted securities and cannot be sold under Rule 144 until 12 months have passed since our Form 10 became effective, or May 8, 2022, and the other requirements of Rule 144(i)(1)(ii) have been satisfied, including the Company being current in its SEC periodic reporting obligations.

In general, Rule 144 provides that any non-affiliate of the Company, who has held restricted common stock for at least 12-months, is entitled to sell their restricted stock freely, provided that the Company stays current in its SEC filings.

An officer, director or other person in control of the Company may sell after 12 months with the following restrictions: (i) the Company is current in its SEC filings, (ii) certain manner of sale provisions, (iii) the filing of a Form 144, and (iv) volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed 1% of the total number of outstanding shares. A person who has ceased to be an affiliate at least three months immediately preceding the applicable sale and who has owned such shares of common stock for at least one year may sell the shares under Rule 144 without regard to any of the limitations described above.

Such shares may be sold outside of the United States. Further, such shares may be sold to purchasers in the United States under Section 4(a)(1) of the Securities Act if paid for more than two years ago and if the seller is not an affiliate of the Company. However, some broker-dealers and transfer agents will not accept legal opinion relying on Section 4(a)(1).

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Unregistered Sales of Equity Securities

During the fiscal year ended June 30, 2021, we have sold securities which are not registered under the Securities Act. These unregistered sales are set forth in the following table:

Name or Class	Date Sold	No. of Securities	Consideration
Common Stock (1)	March 1, 2021	10,137,183	Issuances of shares in exchange for $23,316 in subscription payments
Common Stock (1)	December 30, 2020	26,230,300	Issuances of shares in exchange for $47,214.54 in subscription payments
Common Stock (1)	November 16, 2020	64,598,139	Issuances of shares in exchange for $91,851.04 in subscription payments
Common Stock (1)	August 20, 2020	25,000,000	Issuances of shares in exchange for $25,000 in previously paid subscriptions

(1)       The transaction was exempt under Regulation S of the Securities Act. These securities were issued in offshore transactions to persons who are not U.S. Persons as defined by Regulation S under the Securities Act and there were no directed selling efforts made in the United States.

ITEM 6. [Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in “Management’s Discussion and Analysis and Plan of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” and “Summary of Risk Factors” contained in the forepart of this Report for more information.

Overview

We are a company which is seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. We have not generated any revenue and need substantial additional financing to market our services.

Plan of Operation

On June 30, 2020 we obtained the intellectual property rights to the Smart Shin Guard and began efforts to implement our new business model of developing and marketing advanced wearable sports tracking and analysis devices, with an initial focus on soccer. On June 30, 2020, we were issued the U.S. patent for our product and have patents pending in other jurisdictions. While we believe we have sufficient capital to fund our initial operations, we anticipate we will need additional funding to expand our operations and market and sell our product, including for the following expenses:

•	Develop, test, and improve upon our Smart Shin Guard;
•	Compensating out management and key personnel;
•	Obtain the raw materials needed for our manufacturing of our products, including pursuant to contracts with third party suppliers we may enter into to procure the same;
•	Arrange for the production of Smart Shin Guards and factory and warehouse space for the such production (which we may be required to outsource to a third party or parties);
•	Develop relationships with soccer leagues, teams and players in order to both locate potential customers and establish business relationships to assist with advertising to the general public;
•	Develop, maintain and protect our intellectual property rights including patent(s) in applicable jurisdictions;
•	Communicate with and advocate for our product to FIFA and other soccer leagues and regulators to allow for widespread in-game use of our product in professional settings.

We are currently in the process of developing our product, including by miniaturizing our product and developing software for the artificial intelligence component of the product’s data collection and transmission capabilities. We expect development to be completed by the end of fiscal year 2021, however we may need to allocate further resources to developing our product depending on the results of the current development process and further testing we may undertake. For example, delays and suspensions in league play caused by a resurgence in COVID-19 cases due to the “Delta” variant have delayed our development and marketing efforts. Additionally, the professional kit version of our product is expected to take a longer time to develop than the consumer kit due to the increased complexity of its functionality.

Following our product development efforts (and assuming successful completion of the same), we intend to then turn our attention during the next 12 months towards manufacturing the product and establishing a market for selling our product. Because our product focuses on soccer, or “football,” we plan to focus these efforts on countries located in Europe, where the sport is most popular and well-funded, and teams and players may be more likely to subscribe to our offerings. We expect that our ability to have success during this stage will depend on a number of factors which may be beyond our control, including our ability to have patents issued in target jurisdictions, our ability to complete product development and manufacturing efforts on schedule, and our ability to obtain strategic partnerships from professional teams or athletes to assist us in our marketing efforts.

Marketing Plan

Our goal is to develop and expand a market for our Smart Shin Guard both to professional and casual soccer players and teams. With the right people on our side, we intend and hope for the market for our product to grow to a global scale. Subject to our ability to successfully raise the necessary capital and complete the development process of the Smart Shin Guard, our tentative aspirations for the Company’s entry into the advanced sports technology industry envision progress and growth occurring in two phases (measured from June 30, 2021):

Phase I – First Half of Fiscal Year 2022

When we have finished developing the Smart Shin Guard, we intend to focus our efforts on searching for and procuring arrangements with recognized professional soccer teams and players to use our product in exchange for free advertisement. Our search for these initial advertisers will be focused on athletes and teams located in Europe, and particularly in Italy, France and the United Kingdom, three countries in which the admiration for soccer (football) among the general public is very strong and in which we hope to gain early traction in our endeavors to establish a market for our product. However, disruptions in league play caused by COVID-19 may hinder our ability to locate, negotiate and capitalize on relationships with teams and players.

Phase II – Second Half of Fiscal Year 2022

Depending on our success in Phase I, we expect to begin selling our Smart Shin Guards to consumers as early as the second half of the fiscal year ending December 31, 2022. If we can develop early markets and begin generating material revenue, this may entail procuring strategic partners in the sporting goods, apparel, and smart phone industries to assist us with selling our product to a larger customer base and/or further developing its capabilities and availability. We may also seek public advertising on television stations, radio shows, newspapers and/or social media during this stage if we have sufficient working capital. If we are financially able and believe an adequate market exists to justify the costs, we intend to evaluate a potential expansion into markets outside of Europe, including the U.S., Canada and South America.

Headquarters

We are currently headquartered in New York, NY, however our directors and officers are located in Italy and other European countries. We believe our presence in these locations will be useful in Phase I of our marketing strategy, in which plan to focus our efforts on European countries and access the U.S. capital markets to fund our operations. If and when we proceed to Phase II and beyond, we may consider establishing offices outside of Europe, to the extent we determine such action will help us manage our growth, if and to the extent we are successful in developing a market for our product in Europe. However, any such action will depend on our ability to generate revenue and/or access sufficient capital to fund such an expansion.

Need for League Approval

As discussed in “Risk Factors,” the Smart Shin Guard’s value, particularly with respect to professional teams and players, will in large part be determined by our ability to obtain approval for in-game use of the product from FIFA, UEFA Champions League, Serie A (Italy), Ligue 1 (France), and the English Premier League, as well as other prominent international and national soccer leagues that attract a significant number of viewers. Management believes that due to our product’s small size and design to be used as a wearable shin guard, which equipment is already used in games, we should be able to obtain such approval, but any difficulties or delays in obtaining this consent from target leagues could result in limitations to the prospective market for our product and/or require us to allocate capital and time towards obtaining such approval.

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. These estimates, which are discussed below, involve certain assumptions that if incorrect could create a material adverse impact on Ghost’s results of operations and financial condition.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Year Ended June 30, 2021 Compared to the Fiscal Year Ended June 30, 2020.

We had no revenues in the years ended June 30, 2021 and 2020, and we sustained net losses of $151,336 and $37,656, respectively, in those periods. Our expenses consisted of general and administrative costs. We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing and selling our product(s) in sufficient quantities, which has been delayed due to COVID-19 impacts on our development efforts and on league play which adversely affects our marketing capabilities. In order to become profitable, we will need to establish a sufficient market for our product, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the fiscal year ended June 30, 2021, the Company used net cash of approximately $143,930 in operating activities as compared to approximately $36,575 for the fiscal year ended June 30, 2020. The increase in cash used in operations was primarily due to fees for financial and legal services in connection with the preparation and filing of our Form 10 and subsequent SEC filings, as well as and contracts and other costs in developing our product and business plan. We expect expenses for professional services to remain higher than in prior periods due to our continuing reporting obligations with the SEC as a result of the Form 10 becoming effective on May 8, 2021.

Cash Used in Investing Activities:

For the years ended June 30, 2021 and 2020, the Company used $7,395 and $19,096 in investing activities. Our investing activities during these periods consisted of obtaining our patent and related patent applications.

Cash Flows from Financing Activities:

Cash flows from financing activities for the fiscal year ended June 30, 2021 were $158,383 compared to $53,878 for the fiscal year ended June 30, 2020.  On August 20, 2020, we issued 25,000,000 shares of common stock to certain of our investors in exchange for $24,931 of previously paid subscriptions. [In addition, during the fiscal year ended June 30, 2021 we received $162,381 from the sale of a total of 100,965,622 shares of our common stock as follows: (i) in November 2020 we issued 64,589,139 shares of common stock to three investors in exchange for a total of $91,851; (ii) in December 2020 we issued 26,230,300 shares of common stock to two investors in exchange for a total of $47,214; and (ii) in March 2021 we issued 10,137,183 shares of common stock to an investor in exchange for $23,316.

We have approximately $7,395 in available cash as of June 30, 2021, and for the past two years we have been relying on loans and stock purchases from our current investors and related parties to fund our operations. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern during the fiscal year ended June 30, 2021 unless we can raise the required capital or generate material revenue to fund our operations.

We do not have sufficient capital to support our operations for the next 12 months and will dependent upon on the proceeds from a financing, which may consist of sales of our common stock, the issuance of debt securities and/or issuance of securities convertible into shares of our common stock, any of which could have a dilutive effect on our existing shareholders. We intend to continue to raise capital from existing investors and/or to obtain funding from the sale of a minority interest in our subsidiaries if and to the extent possible. We estimate that we will need to raise at least $1,000,000 in order to meet our working capital needs for the next 12 months. As described elsewhere in this Report, we plan to phase in our expenses and grow our business as working capital is available.

COVID-19

Our product development and marketing efforts were hindered during the second half of the fiscal year ended June 30, 2021 as a result of the COVID-19 pandemic, due in part to temporary suspension of league play, decreased demand caused by economic hardship and uncertainty, and operational challenges caused by supply shortages and the lockdowns. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Delta” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our prospective customer base and the economy in general in light of the pandemic.

Significant Accounting Policies and Recent Accounting Pronouncements

Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and the other information required by this Item can be found beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of June 30, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the board of directors.

Name	Age	Position(s)
Edoardo Berti Riboli	44	Chief Executive Officer
Paolo Sangiovanni	65	Chief Financial Officer
Marcello Appella	46	Chief Financial Officer
Massimiliano Stella	52	Chief Information Officer
Esterino Castellazzi	71	President and Chairman of the Board of Directors
Giovanni Lavati	56	Secretary, Treasurer and Director
Pierangelo Negri	83	Director

Edoardo Berti Riboli has been the Company’s Chief Executive Officer since 2017. Mr. Riboli is a lawyer practicing in Rimond Group since 2017 located in Milan and Rome, Italy. From 2010 to 2016, Mr. Riboli practiced in Studio Legale Pettinello law firm.

Paolo Sangiovanni has been the Company’s Chief Financial Officer since 2017. Mr. Sangiovanni is the Chief Executive Officer and Chairman of the Board of Alchemy Business Management Ltd. Since September 2009, he has been the Managing Director of Management Asset Planning Ltd. Since 2014, he has been the Chairman of the Board of Mapbiz Holdings SA. From September 2013 to January 2017, he was the Managing Director of Ozone Int. Ltd. Since September 2012 he has been the Managing Director of Mapleton Films Ltd. On May 2016, he was the Chairman of the Board of Acorn Global Partners Ltd.

Marcello Appella has been the Company’s Chief Financial Officer since March 19, 2019. Since 1996, Mr. Appella is the Chief Executive Officer and owner of ADI Sarl.

Massimiliano Stella has been the Company’s Chief Information Officer since February 2021. Since July 2020, he has provided services to businesses as a management and software consultant. From July 2016 to May 2020, he served as President of E-Win S.r.l., a software company focused on enterprise resource planning (ERP) applications. From January 2005 until May 2020, he served as Chief Executive Officer at GoodWorks S.r.l., a software development and distribution company.

Esterino Castellazzi is President and Chairman of the Board of Directors of the Company. Formerly, Mr. Castellazzi served as the Company’s Vice President from July 28, 2008 to 2017. Mr. Castellazzi is the President and Chairman of the Board of Directors since 2017. Since 2016, Mr. Castellazzi has been the liquidator for Contractor Spa. From 2006 to 2016, Mr. Castellazzi served as the Chief Executive Officer of the advertising company Ghost Technology Spa of the European Union. From 2004 to 2016, he was the Chief Executive Officer of Gaved Srl. a publishing company. Mr. Castellazzi was also an officer and part owner of the DVD recording company In Service Media Video, Srl from 2002 to 2016, and was the Chief Executive Officer of the multimedia company M.C. Video Srl from 1997 to 2015. Mr. Castellazzi was appointed a director because of his knowledge of the Company and its business.

Giovanni Lavati has been a director of the Company since May 13, 2016. Since 2016, Mr. Lavati is the Project Manager for Expertise SRL. Mr. Lavati was appointed a director because of his experience and skill in managing businesses.

Pierangelo Negri has been a director of Ghost since 2017. Since 2000, Mr. Negri has been the Chief Executive Officer and owner of FAPI Service Ltd. Mr. Negri was appointed a director because of his experience and expertise in capital markets.

Family Relationships

There are no family relationships among our directors or officers. However, Roberto Castellazzi, the Company’s Operations Manager and Chief Executive Officer and Chairman of the Board of Directors of GHST Sport Inc., is the son of Esterino Castellazzi, the Company’s President and Chairman of the Board of Directors.

Director Independence

Our Board has determined that each of our directors with the exception of Mr. Castellazzi are independent under the Nasdaq Stock Market listing rules.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, or other committee or committees performing similar functions, as our board of directors and management believe that until recently it has been premature at the early stage of our Company’s business development to form an audit, compensation or other committees. Each member of our Board considers candidates for directorship and executive officer and director compensation. We intend to establish an audit committee in connection with our SEC reporting obligations which began on May 8, 2021 if and when we can identify and compensate a viable candidate or candidates as the Board may determine. Members of the audit committee and/or other committees that the Board may form may consist of current Board members, new directors, or a combination of both.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with for the fiscal year ended June 30, 2021.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officers. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests a copy of our code of ethics in writing by contacting GHST World Inc., 667 Madison Avenue 5th Floor New York, NY, 10065, Attention: Corporate Secretary.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at GHST World, Inc., 667 Madison Avenue, 5th Floor, New York, NY 10065. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The officers of the Company have not received any compensation paid, distributed nor accrued from the Company for the last two fiscal years.

Director Compensation

The directors of the Company have not received any compensation paid, distributed nor accrued from the Company for the last two fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ghost’s voting stock beneficially owned as of September 13, 2021 by (i) those persons known by Ghost to be owners of more than 5% of Ghost’s common stock, (ii) each director of Ghost, (iii) all Named Executive Officers (as defined in Item 6), and (iv) all executive officers and directors of Ghost as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Voting Power (1)

Directors and Executive Officers:
Common Stock	Esterino Castellazzi(2)(3)	0	*
Common Stock	Edoardo Berti Riboli(3)	0	*
Common Stock	Paolo Sangiovanni(3)(4)	10,000,000]	1.89%
Common Stock	Giovanni Lavati(2)(3)	10,085,810]	1.90%
Common Stock	Marcello Appella(3)	0	*
Common Stock	Pierangelo Negri(2)	100,000	*
Common Stock	Massimiliano Stella(3)	0	*
Common Stock	All directors and executive officers as a group (6 persons)	20,185,810	3.0%
5% Shareholders:
Common Stock	Ana Rosca(5)	30,000,000	4.45%
Common Stock	Giagiacomo Cristanelli(6)	46,667,000	6.87%
Common Stock	Metal Sistemi SRL(7)	27,493,457	4.08%
Common Stock	Salvatore Matarazzo(8)	41,880,100	6.21%
Preferred Stock:
Series A Preferred Stock	Gianfranco Gracchi(9)	1,800	6.67%
Series A Preferred Stock	Esterino Catellazzi(10)	4,000	14.83%
Series B Preferred Stock	Gianfranco Gracchi(11)	200	*
Series B Preferred Stock	Esterino Catellazzi(11)	2,000	*

———————

*   Less than 1%

(1)	Represents voting power. Applicable percentages are based on 523,908,071 shares of common stock and 6,000 shares of Series A Preferred Stock (the “Series A”) with 150,000,000 votes outstanding, adjusted as required by rules of the SEC beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management, which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, Ghost believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.
(2)	A director.
(3)	An executive officer.
(4)	Represents 10,000,000 shares of common stock held by Palmetum Business SL, an entity owned and controlled by Mr. Sangiovanni.
(5)	Address is Pzza San Rocco 2, Manerba DG (BS) 25080, Italy.
(6)	Address is Via Marega 1 Fumane (VR) 37022, Italy.
(7)	Address is Viale del Lavoro No 1, Arconate, Milan, Italy 20020. Metal Sistemi SRL is managed by Salvatore Matarazzo, its owner.
(8)	Address is Via Monte Bianco, 11 Gallarate, Varese, Italy 21013.
(9)	Represents 1,800 shares of Series A Preferred Stock (“Series A”) owned by Mr. Gracchi, the Company’s former Chief Executive Officer. Each share of Series A is entitled to 25,000 votes per share.
(10)	Represents 4,000 shares of Series A owned by Mr. Castellazzi.
(11)	Each share of Series B Preferred Stock has a liquidation preference of $27.50 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From May 7, 2021 to September 20, 2021, the Company borrowed a total of $8,199.26 from Esterino Castellazzi, the Company’s President and Chairman of the Board of Directors. Prior to that, beginning in 2016 through June 30, 2020 the Company borrowed a total of $60,013.14 from Mr. Castellazzi.

Beginning in 2016 through June 30, 2020 the Company borrowed a total of $32,538 including $9,975 on July 7, 2019 from Giovanni Lavati, the Company’s director.

On April 18, 2019 the Company issued 20,000,000 shares of the Company’s common stock to Ana Rosca, a now 5% shareholder, in satisfaction of a $20,000 loan received in 2017 from Ms. Rosca.

On June 29, 2019 the Company issued 43,478,000 shares of the Company’s common stock to Victor Minca, the Company’s then 5% shareholder, in connection with the acquisition of GHST Art World Inc.

On July 3, 2019 and August 1, 2019, the Company paid a total of $15,000 and issued 43,478,000 shares of the Company’s common stock to Victor Minca as consideration for the acquisition of GHST Art World, Inc. Mr. Minca is no longer the principal officer of this subsidiary, although he continues to provide advice and English translation assistance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by Ciro E. Adams, CPA, LLC (the “Auditor”) our principal accountant, were approved by our Board. The following table shows the fees paid to the Auditor for the fiscal years ended June 30, 2021 and 2020.

	Year Ended June 30,
	2021	2020
Audit Fees (1)	$35,000	$35,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$35,000	$35,000

———————

(1)	Audit fees – these fees relate to the annual audits and quarterly reviews of our financial statements and registration statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.2	Certificate of Designation	10-K	2/18/2010	3.3
3.3	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
10.1	Securities Exchange Agreement dated June 29, 2019+	10-12G	3/9/2021	10.1
10.2	Development Agreement between the Company and Hemar AG dated January 4, 2021**	10-12G/A	4/21/2021	10.2
10.3	Development Agreement between the Company and Applica srl dated February 2, 2021**	10-12G/A	4/21/2021	10.3
21.1	List of Subsidiaries	10-12G	3/9/2021	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GHST World Inc.

Dated:	September 27, 2021	By:	/s/ Edoardo Berti Riboli
Edoardo Berti Riboli,Chief Executive Officer
(Principal Executive Officer)

Dated:	September 27, 2021	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	September 27, 2021	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

Dated:	September 27, 2021	By:	/s/ Giovanni Lavati
Giovanni Lavati, Chief Accounting Officer (Principal Accounting Officer), Director

Dated:	September 27, 2021	By:	/s/ Esterino Castellazzi
Esterino Castellazzi, Director

Dated:	September 27, 2021	By:	/s/ Pierangelo Negri
Pierangelo Negri, Director

GHST WORLD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GHST World Inc.

New York, NY 10065-8029

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GHST World, Inc., (the Company), as of June 30, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Wilmington, DE 19806-1004

September 27, 2021

We began serving as the Company’s auditor in 2021.

GHST World Inc.

Consolidated Balance Sheets

	June 30, 2021	June 30, 2020

Assets

Current Assets
Cash	$7,350	$292
Total Current Assets	7,350	292

Other assets	115,000	115,000
Patent costs	39,181	31,786

Total Assets	$161,531	$147,078

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$14,528	$7,092
Advances from related parties	16,241	8,336
Common stock payable	217,784	240,715
Total Current Liabilities	248,553	256,143

Stockholders’ Deficit
Preferred stock, Series A, $0.001 par value; 5,000,000 shares authorized; 6,000 shares issued and outstanding at June 30, 2020 and 2019	6	6
Preferred stock, Series B, $0.001 par value; 5,000,000 shares authorized; 2,200 shares issued and outstanding at June 30, 2020 and 2019	2	2
Common stock, $0.001 par value, 700,000,000 shares authorized; 523,908,071 and 397,942,449 shares issued at June 30, 2021 and 2020, respectively	523,908	397,943
Additional paid-in-capital	8,656,124	8,608,680
Accumulated deficit	(9,267,062)	(9,115,696)
Total Stockholders’ Deficit	(87,022)	(109,065)

Total Liabilities and Stockholders' Deficit	$161,531	$147,078

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2021	2020

Revenues	$—	$—

Operating expenses:
General and administrative expenses	151,366	37,656
Stock based compensation	—	—
Total operating expenses	151,366	37,656

Net loss	$(151,366)	$(37,656)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	476,053,434	397,942,449

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Years Ended June 30, 2021 and 2020

	Preferred Stock		Preferred Stock		Common Stock, $.001		Treasury Stock -		Additional	Stock		Total
	Series A		Series B		Par Value		Common		Paid in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance June 30, 2019	6,000	$6	2,200	$2	397,942,449	$397,943	$—	$—	$8,608,680	$—	$(9,078,040)	$(71,409)
Net loss for the years ended June 30, 2020	—	—	—	—	—	—	—	—	—	—	(37,656)	(37,656)
Balance June 30, 2020	6,000	$6	2,200	$2	397,942,449	$397,943	$—	$—	$8,608,680	$—	$(9,115,696)	$(109,065)
Issuance of common stock for cash, net of issuance costs					100,965,622	100,966			47,512			148,478
Issuance of common stock in exchange for debt					25,000,000	25,000			(69)			24,931
Net loss for the years ended June 30, 2021	—	—	—	—	—	—	—	—	—	—	(151,366)	(151,366)
Balance June 30, 2021	6,000	$6	2,200	$2	523,908,071	$523,909	$—	$—	$8,656,123	$—	$(9,267,062)	$(87,022)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,366)	$(37,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	329
Accounts payable and accrued expenses	7,436	752
Net Cash Used In Operating Activities	(143,930)	(36,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(7,395)	(19,096)
Net Cash Used In Investing Activities	(7,395)	(19,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	7,905	24,930
Increase in common stock payable	2,000	28,948
Issuance of common stock for cash	148,478	—
Net Cash Provided By Financing Activities	158,383	53,878

Net increase (decrease) in cash	7,058	(1,793)

Cash - beginning of period	292	2,085

Cash - end of period	$7,350	$292

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for debt	$24,931	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company had a net loss of $151,366 for the year ended June 30, 2021. The Company has an accumulated deficit of $9,267,062 and a stockholders’ deficit of $87,022 as of June 30, 2021 and used $143,930 in cash flow from operating activities for the year then ended.

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

GHST WORLD, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at June 30, 2021 or 2020.

Risks and Uncertainties

The Company is undertaking a new business venture that is inherently subject to significant risks and uncertainties, including financial, operational, technological and other risks that could potentially have a risk of business failure.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset by asset basis and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. As of June 30, 2021 and 2020, the Company did not recognize any impairment losses.

Intangible Assets

The Company capitalizes external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. The Company will amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on management’s assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of its patent portfolio may not be recoverable. For the years ended June 30, 2021 and 2020 the Company has capitalized $7,395, and $19,096 of patent costs. As of June 30, 2021 total patent cost totaled $39,181.

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

June 30, 2021 and 2020

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company’s tax returns are subject to examination by federal and state taxing authorities for the years ended June 30, 2017 through 2021. However, the Company's federal net operating losses for tax years ending June 30, 2020 and 2021 will remain subject to examination until the losses are utilized or expire. Under the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017, Net Operating Losses (“NOLs”) incurred for tax years beginning before January 1, 2018, will be able to be carried forward for 20 years. For NOLs incurred in tax years beginning after December 31, 2017, these NOLs will be subject to the new limitations imposed by TCJA. Under the new law, an NOL can offset only 80% of taxable income in any given tax year. Furthermore, NOLs can no longer be carried back, they must be carried forward. The 20-year carryforward period has been replaced with an indefinite carryforward period for NOLs incurred for tax years beginning after December 31, 2017. The Company’s NOL for the year ended June 30, 2021 will be subject to the 20-year carryforward period and would be utilized before any NOLs incurred for tax years beginning after December 31, 2017. The Company’s NOL incurred for the year ended June 30, 2019 and 2020 are subject to the new rules of TCJA. The NOL carryforwards for the periods ended June 30, 2021 and 2020 are approximately $151,000 and $38,000, respectively and the total NOL carryforward to the year ended June 30, 2021 is approximately $2.7 million.

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

On July 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The adoption of ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.

There are no other recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 3 – PATENTS

The Company obtained a patent dated June 30, 2020, which is a protection device used in sporting activity with the capability to monitor data from the device. The Company has capitalized the patent costs totaling $39,181 and $31,786, respectively at June 30, 2021 and 2020. The Company will amortize the patent over the useful life of the patent once it is placed in service. No amortization was recorded for the years ended June 30, 2021 and 2020.

NOTE 4 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion is contingent on the Company effectuating a 1-for-100 reverse stock split and upon a change in the Company’s name. As of June 30, 2021, and 2020, the Company has a total of $217,784 and $240,715, respectively that has not been converted to common stock. During the year ended June 30, 2021 certain investors agreed to accept a total of 25,000,000 shares at an average price of approximately $0.001 in exchange for $24,931 of previously paid as subscriptions.

NOTE 5 – RELATED PARTY TRANSACTIONS

At June 30, 2021 and 2020, the Company owed related parties a total of 16,241 and $8,336, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand. See Note 4 as these amounts that will be converted to common stock are from related parties.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $94,552 as of June 30, 2021 and 2020 of amounts due from related parties that will also be converted as described in Note 4.

These transactions were in the normal course of operations and were measured at a value that represents the amount of consideration established and agreed to by the related parties.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has authorized 700,000,000 shares of common stock, $0.001 par value, of which 523,908,071 and 397,942,449 shares are issued and outstanding as of June 30, 2021 and 2020, respectively.

Common Stock Issuances

During the year ended June 30, 2021 the Company issued 25,000,000 shares at a average price of approximately $0.001 for previously paid stock subscriptions of $24,931 and issued 100,965,622 shares at an average price $0.0015 for net cash proceeds received of $148,478.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 7- INCOME TAXES

The Company has accumulated losses of approximately $9.3 million since its inception. For income tax purposes, the Company has operating loss carryforwards of approximately $2.7 million from tax years beginning before January 1, 2021, that begin to expire in 2027. These operating losses are subject to the limitations which were enacted in the Tax Cuts and Jobs Act (“TCJA”). These operating losses can offset only 80% of taxable income in any given tax year. The carryover period for these operating losses is indefinite. No federal or state tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards (approximately $700,000) have been offset by a valuation allowance of the same amount.

NOTE 8 -SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

*****

