Form 10-Q
period 2021-09-30
GHST World Inc.
filed 2021-11-15
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the issuer had 5,295,582 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

Unaudited

	September 30, 2021	June 30, 2021

Assets

Current Assets
Cash	$4,099	$7,350
Total Current Assets	4,099	7,350

Other assets	115,000	115,000
Patent costs	39,181	39,181

Total Assets	$158,280	$161,531

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$16,393	$14,528
Advances from related parties	38,022	$16,241
Common stock payable	233,117	217,784
Total Current Liabilities	287,532	248,553

Stockholders’ Deficit
Preferred stock, Series A, $0.001 par value; 5,000,000 shares authorized; 6,000 shares issued and outstanding at June 30, 2020 and 2019	6	6
Preferred stock, Series B, $0.001 par value; 5,000,000 shares authorized; 2,200 shares issued and outstanding at June 30, 2020 and 2019	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 5,295,582 and 5,239,832 shares issued at September 30, 2021 and June 30 2021	5,296	5,240
Additional paid-in-capital	9,191,461	9,174,792
Accumulated deficit	(9,326,017)	(9,267,062)
Total Stockholders’ Deficit	(129,252)	(87,022)

Total Liabilities and Stockholders' Deficit	$158,280	$161,531

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30
	2021	2020

Revenues	$—	$—

Operating expenses:
General and administrative expenses	58,955	10,147
Total operating expenses	58,955	10,147

Net loss	$(58,955)	$(10,147)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	5,245,478	4,193,905

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Stockholders' Deficit

For the Year Ended June 30, 2021 and the Three Months Ended September 30, 2021

(Unaudited)

	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Series A		Series B		$0.001 Par Value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance June 30, 2020	6,000	$6	2,200	$2	3,980,176	$3,980	$9,002,643	$(9,115,696)	(109,065)
Issuance of common stock for cash, net of issuance costs					1,009,656	1,010	147,468		148,478
Issuance of common stock in exchange for debt					250,000	250	24,681		24,931
Net loss for the year ended June 30, 2021	—	—	—	—		—	—	(151,366)	(151,366)
Balance June 30, 2021	6,000	$6	2,200	$2	5,239,832	$5,240	$9,174,792	$(9,267,062)	$(87,022)
Issuance of common stock in exchange for debt					55,750	56	16,669		16,725
Net loss for the three months ended September 30, 2021	—	—	—	—		—	—	(58,955)	(58,955)
Balance September 30, 2021	6,000	$6	2,200	$2	5,295,582	$5,296	$9,191,461	$(9,326,017)	$(129,252)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,955)	$(10,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,865	(3,769)
Net Cash Used In Operating Activities	(57,090)	(13,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	—	(1,640)
Net Cash Used In Investing Activities	—	(1,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	21,781	15,713
Increase in common stock payable	32,058	—
Issuance of common stock for cash	—
Net Cash Provided By Financing Activities	53,839	15,713

Net increase (decrease) in cash	(3,251)	157

Cash - beginning of period	7,350	292

Cash - end of period	$4,099	$449

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in exchange for debt	$16,725	$24,931

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

September 30, 2021 and June 30 2021

Unaudited

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999.

The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company had a net loss of $151,366 for the year ended June 30, 2021. The Company has an accumulated deficit of $9,267,062 and a stockholders’ deficit of $87,022 as of June 30, 2021 and used $143,930 in cash flow from operating activities for the year then ended. The Company had an additional operating loss amounting to $48,385 for the three months ended September 30, 2021

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, and additional financing.

Management intends to raise money through investors as needed to support its working capital needs. Currently the Company intends to raise capital from its existing shareholders and from the possible sale of a minority interest in its subsidiaries. Management cannot provide any assurances that the Company will be successful in completing these undertakings and accomplishing any of its plans.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

September 30, 2021 and June 30 2021

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC’s regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended Septembeer 30, 2021 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed with the SEC.

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

September 30, 2021 and June 30 2021

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at September 30, 2021 or 2020.

Risks and Uncertainties

The Company is undertaking a new business venture that is inherently subject to significant risks and uncertainties, including financial, operational, technological and other risks that could potentially have a risk of business failure.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset by asset basis and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. As of September 30, 2021 and June 30, 2021, the Company did not recognize any impairment losses.

Intangible Assets

The Company capitalizes external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. The Company will amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on management’s assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of its patent portfolio may not be recoverable. For the three months ended September 30, 2021 and 2020 the Company has capitalized $0, and $1,640 of patent costs. As of September 30, 2021 patent cost totaled $39,181.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

September 30, 2021 and June 30 2021

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company’s tax returns are subject to examination by federal and state taxing authorities for the years ended June 30, 2007 through 2021. However, the Company's federal net operating losses for tax years ending June 30, 2020 and 2021 will remain subject to examination until the losses are utilized or expire. Under the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017, Net Operating Losses (“NOLs”) incurred for tax years beginning before January 1, 2018, will be able to be carried forward for 20 years. For NOLs incurred in tax years beginning after December 31, 2017, these NOLs will be subject to the new limitations imposed by TCJA. Under the new law, an NOL can offset only 80% of taxable income in any given tax year. Furthermore, NOLs can no longer be carried back, they must be carried forward. The 20-year carryforward period has been replaced with an indefinite carryforward period for NOLs incurred for tax years beginning after December 31, 2017. The Company’s NOL for the year ended June 30, 2021 will be subject to the 20-year carryforward period and would be utilized before any NOLs incurred for tax years beginning after December 31, 2017. The Company’s NOL incurred for the year ended June 30, 2019 and 2020 are subject to the new rules of TCJA. The NOL carryforwards for the periods ended June 30, 2021 and 2020 are approximately $151,000 and $38,000, respectively and the total NOL carryforward to the year ended June 30, 2021 is approximately $2.7 million.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

September 30, 2021 and June 30 2021

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – PATENTS

The Company obtained a patent dated June 30, 2020, which is a protection device used in sporting activity with the capability to monitor data from the device. The Company has capitalized the patent costs totaling $39,181, at September 30, 2021 and June 30, 2021. The Company will amortize the patent over the useful life of the patent once it is placed in service. No amortization was recorded for the three months ended September 30, 2021 and 2020.

NOTE 4 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion is contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of September 30, 2021, and June 30, 2021, the Company has a total of $233,117 and $217,784, respectively that has not been converted to common stock. During the three months ended September 30, 2021 certain investors agreed to accept a total of 55,750 shares at an average price of approximately $0.30 in exchange for $16,725 of previously paid as subscriptions.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2021 and June 30, 2021, the Company owed related parties a total of 38,022 and $16,241, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand. See Note 4 as these amounts that will be converted to common stock are from related parties.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $104,094 as of September 30, 2021 of amounts due from related parties that will also be converted as described in Note 4.

These transactions were in the normal course of operations and were measured at a value that represents the amount of consideration established and agreed to by the related parties.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

September 30, 2021 and June 30 2021

Unaudited

NOTE 6 – STOCKHOLDERS’ EQUITY

On August 7, 2021, the board approved amending its articles of incorporation to reduced the number of authorized shares from 700,000,000 to 310,000,000 of which 300,000,000 are reserved for common stock and 10,000,000 for preferred stock. The amendment was effective on September 9, 2021. Effective on September 30, 2021, the Company effectuated a 100-1 reverse stock split. All per share amounts have been retroactively restated to reflect the split.

Common Stock Issuances

During the three months ended September 30, 2021 the Company issued 55,750 shares at a average price of approximately $0.30 in exchange for previously paid stock subscriptions.

NOTE 7 – INCOME TAXES

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

NOTE 8 – SUBSEQUENT EVENTS

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

We have not generated any revenue and need substantial additional financing to market our services. We recently filed a registration statement on Form 10 with the SEC, which became effective May 8, 2021 (the “Form 10”), pursuant to which we became subject to the periodic and current reporting requirements under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Quarter Ended September 30, 2021 Compared to the Fiscal Quarter Ended September 30, 2020.

We had no revenues in the three months ended September 30, 2021 and 2020, and we sustained net losses of $58,955 and $10,147, respectively, in those periods. During the three months ended September 30, 2021, expenses consisted primarily of general and administrative expenses, including professional fees for legal and financial services, and expenses incurred in connection with our product development efforts. During the period ended September 30, 2020, our expenses consisted primarily of general and administrative costs.

We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing and selling our product(s) in sufficient quantities, which has been delayed due to COVID-19 impacts on our development efforts and on league play which adversely affects both our product development and marketing capabilities. In order to become profitable, we will need to establish a sufficient market for our product, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the three months ended September 30, 2021, the Company used net cash of approximately $57,090 in operating activities as compared to approximately $13,916 for the three months ended September 30, 2020. The increase in cash used from operations was due to an increase in professional fees and compliance costs in becoming an SEC reporting company and preparing and filing SEC reports, and expenses incurred in connection with our product development efforts. We expect expenses for professional services to remain higher than in prior periods due to our continuing reporting obligations with the SEC as a result of the Form 10 becoming effective on May 8, 2021. We also anticipate sustained or increased operational expenses as we transition our focus from product development to production and marketing efforts, which is expected to begin during the first three months of the calendar year 2022 assuming our product development goals are met and testing yields satisfactory results.

In the three months ended September 30, 2021, we continued our product development efforts under two agreements with third party developers. One such agreement provides for the development of our Smart Shin Guard, and the other provides for the development of a smart phone application for use in conjunction with our Smart Shin Guard. Under these agreements, we have agreed to pay the service providers a total of approximately €142,000 (approximately $173,000). We continued / completed making payments under these agreements during the period covered by this Report. Following completion of these projects, assuming further testing of the product yields satisfactory results, we intend to shift our focus to producing and marketing our product, including locating league players and teams to assist with advertising in exchange for free use of our products. As of the date of this Report, our Smart Shin Guard has been deployed at one Italian Series C football team to assist with testing, monitoring and improving upon our product’s functionality, a process which is expected to last for several months.

Cash Used in Investing Activities:

For three months ended September 30, 2021 and 2020, the Company used $0 and $1,640 in investing activities. Our investing activities during the period ended 2020 consisted of obtaining our patent and related patent applications.

Cash Flows from Financing Activities:

Cash flows from financing activities for the three months ended September 30, 2021 were $53,839 compared to $15,713 for the three months ended September 30, 2020.

We have approximately $4,099 in available cash as of September 30, 2021 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date these Financial Statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

We do not have sufficient capital to support our operations for the next 12 months and will be dependent upon on the proceeds from a financing, which may consist of sales of our common stock, the issuance of debt securities and/or issuance of securities convertible into shares of our common stock, any of which could have a dilutive effect on our existing shareholders. We intend to raise capital from existing investors or from the sale of a minority interest in our subsidiaries if and to the extent possible. We estimate that we will need to raise at least $1,000,000 in order to meet our working capital needs for the next 12 months. We plan to phase in our expenses and grow our business as working capital is available.

On September 23, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation to effect a 1-for-100 reverse stock split. On November 2, 2021, we filed another Certificate of Amendment to reduce our authorized capital stock to 310,000,000 shares consisting of 300,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock. Following these amendments, we now have 294,704,418 authorized and unissued shares of common stock. The Company expects to use a portion of the authorized but unissued shares to convert previous loans made to the Company by investors which total $233,117 as of September 30, 2021.

Cautionary Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the development, marketing and sale of the Smart Shin Guard, arrangements with soccer teams and players, the implementation of our business plan and expected timelines for meeting objectives, our authorized common stock and the use thereof to satisfy prior loans, and our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from the new impact of the COVID-19 pandemic, including its impact on regional and global economies, global supply chain disruptions, shortages and delays which may adversely affect our ability to develop, manufacture and sell our products within the intended timeframes or at all, delays in or suspensions of soccer league play particularly in areas in which we plan to further develop and market our product, and the risks summarized our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 in the section titled “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Significant Accounting Policies and Recent Accounting Pronouncements

Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

COVID-19 Update

The COVID-19 pandemic has had a significant adverse effect on the economy throughout the world, including recently by contributing to continued supply chain disruptions and suspensions of football (soccer) league play. While economies in certain jurisdictions and geographic areas have begun to reopen in the wake of the pandemic, if the pandemic and government action in response thereto result in a prolonged economic recession or depression, or if there are delays in reopening in areas in which we intend to do business, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered. As of the date of this Report, the Company is unable to predict the impact the pandemic may have on its business and plan of operations, however adverse consequences from COVID-19 and recent supply chain disruptions and delays and suspensions in football (soccer) league play may hinder our ability to continue the product development, manufacturing and marketing efforts of us and the third parties on which we rely. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Delta” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our prospective customer base and the economy in general in light of the pandemic.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of September 30, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months September 30, 2021 the Company issued a total of 55,750 shares to certain investors at an average price of approximately $0.3 in exchange for $16,725 of previously paid as subscriptions. The transactions were exempt from registration under Section 4(a)(2) under the Securities Act of 1933 (the “Securities Act”), and under Regulation S of the Securities Act as the shares were issued in a transaction not involving a public offering or in an offshore transaction to persons who are not U.S. Persons as defined by Regulation S, and there were no directed selling efforts made in the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On September 23, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation to effect a 1-for-100 reverse stock split of our common stock.

On November 2, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation to reduce our authorized capital stock from 710,000,000 shares consisting of 700,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock to 310,000,000 shares consisting of 300,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.2	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)				Filed
3.3	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)				Filed
3.4	Certificate of Designation	10-K	2/18/2010	3.3
3.5	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
10.1	Development Agreement between the Company and Hemar AG dated January 4, 2021**	10-12G/A	4/21/2021	10.2
10.2	Development Agreement between the Company and Applica srl dated February 2, 2021**	10-12G/A	4/21/2021	10.3
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

GHST World Inc.

Dated:	November 15, 2021	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	November 15, 2021	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	November 15, 2021	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

