Form 10-Q
period 2021-12-31
GHST World Inc.
filed 2022-02-14
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 8, 2022, the issuer had 54,137,647 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	June 30, 2021

Assets

Current Assets
Cash	$1,003	$7,350
Total Current Assets	1,003	7,350

Other assets	115,000	115,000
Patent costs	39,181	39,181

Total Assets	$155,184	$161,531

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$12,453	$14,528
Advances from related parties	62,878	$16,241
Common stock payable	138,806	217,784
Total Current Liabilities	214,137	248,553

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding	6	6
Series B, 2,200 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 54,137,647 and 5,239,832 shares issued at December 31, 2021 and June 30 2021	54,138	5,240
Additional paid-in-capital	9,246,631	9,174,792
Accumulated deficit	(9,359,730)	(9,267,062)
Total Stockholders’ Deficit	(58,953)	(87,022)

Total Liabilities and Stockholders' Deficit	$155,184	$161,531

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31		For the Six Months Ended December 31
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	31,863	36,674	80,249	46,821
Product development costs	—	—	10,569	—
Total operating expenses	31,863	36,674	90,818	46,821

Other Income (expense):
Interest expense	(150)	—	(150)	—
Loss on change in fair value of debts	(1,700)	—	(1,700)	—
Total Other Income (expense)	(1,850)	—	(1,850)	—

Net loss	$(33,713)	$(36,674)	$(92,668)	$(46,821)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	5,900,640	4,315,576	5,579,438	4,156,424

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Stockholders' Deficit

For the Year Ended June 30, 2021 and the Six Months Ended December 30, 2021

(Unaudited)

	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Series A		Series B		$0.001 Par Value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance June 30, 2020	6,000	$6	2,200	$2	3,980,176	$3,980	$9,002,643	$(9,115,696)	(109,065)
Issuance of common stock for cash, net of issuance costs					1,009,656	1,010	147,468		148,478
Issuance of common stock in exchange for debt					250,000	250	24,681		24,931
Net loss for the year ended June 30, 2021	—	—	—	—		—	—	(151,366)	(151,366)
Balance June 30, 2021	6,000	$6	2,200	$2	5,239,832	$5,240	$9,174,792	$(9,267,062)	$(87,022)
Issuance of common stock in exchange for debt					48,800,465	48,800	47,212		96,012
Issuance of common stock for cash					97,350	98	24,627		24,725
Net loss for the six months ended December 31, 2021	—	—	—	—		—	—	(92,668)	(92,668)
Balance December 31, 2021	6,000	$6	2,200	$2	54,137,647	$54,138	$9,246,631	$(9,359,730)	$(58,953)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,668)	$(46,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of debt	1,700	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,075)	520
Net Cash Used In Operating Activities	(93,043)	(46,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	—	(3,530)
Net Cash Used In Investing Activities	—	(3,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	46,637	12,138
Increase in common stock payable	15,334	—
Issuance of common stock for cash	24,725	125,163
Net Cash Provided By Financing Activities	86,696	137,301

Net increase (decrease) in cash	(6,347)	87,470

Cash - beginning of period	7,350	292

Cash - end of period	$1,003	$87,762

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in exchange for debt	$96,012	$24,931

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and June 30 2021

(Unaudited)

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999.

The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had a net loss of $151,366 for the year ended June 30, 2021. The Company has an accumulated deficit of $9,267,062 and a stockholders’ deficit of $87,022 as of June 30, 2021 and used $143,930 in cash flow from operating activities for the year then ended. The Company had an additional operating loss amounting to $92,668 for the six months ended December 31, 2021

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, and additional financing.

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

December 31, 2021 and June 30 2021

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC’s regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the periods presented. The results for the six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed with the SEC.

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

December 31, 2021 and June 30 2021

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at December 31, 2021 or 2020.

Risks and Uncertainties

The Company is undertaking a new business venture that is inherently subject to significant risks and uncertainties, including financial, operational, technological and other risks that could potentially have a risk of business failure.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset by asset basis and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. As of December 31, 2021 and June 30, 2021, the Company did not recognize any impairment losses.

Intangible Assets

The Company capitalizes external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. The Company will amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on management’s assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of its patent portfolio may not be recoverable. For the six months ended December 31, 2021 and 2020 the Company has capitalized $0, and $3,530 of patent costs. As of December 31, 2021 patent cost totaled $39,181.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and June 30 2021

(Unaudited)

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

December 31, 2021 and June 30 2021

(Unaudited)

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

NOTE 3 – PATENTS

The Company obtained a patent dated June 30, 2020, which is a protection device used in sporting activity with the capability to monitor data from the device. The Company has capitalized the patent costs totaling $39,181, at December 31, 2021 and June 30, 2021. The Company will amortize the patent over the useful life of the patent once it is placed in service. No amortization was recorded for the six months ended December 31, 2021 and 2020.

NOTE 4 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion is contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of December 31, 2021, and June 30, 2021, the Company has a total of $138,806 and $217,784, respectively that has not been converted to common stock. During the six months ended December 31, 2021 certain investors agreed to accept a total of 46,767,465 shares at an average price of approximately $0.00185 in exchange for $86,520 of debt.

The Company also issued 33,000 in exchange for $5,792 that was received subsequent to the stock split noted above.

The Company recorded a common stock payable in 2018 for an agreement in which the Company agreed to issue 2,000,000 shares of post split stock in exchange for the patent. The Company recorded this at $0.001 or $2,000. The Company valued the stock at the six month average prior to the Board resolution approving the issuance which was $0.00185 per share or $3,700. As a result, the Company recognized a market value adjustment on the accompanying Income Statement of $1,700 for the three and six months ended December 31, 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2021 and June 30, 2021, the Company owed related parties a total of 62,878 and $16,241, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand. See Note 4 as these amounts that will be converted to common stock are from related parties.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $138,806 as of December 31, 2021 of amounts due from related parties that will also be converted as described in Note 4.

These transactions were in the normal course of operations and were measured at a value that represents the amount of consideration established and agreed to by the related parties.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and June 30 2021

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

On August 7, 2021, the board approved amending its articles of incorporation to reduce the number of authorized shares from 700,000,000 to 310,000,000 of which 300,000,000 are reserved for common stock and 10,000,000 for preferred stock. The amendment was effective on September 9, 2021. Effective on September 30, 2021, the Company effectuated a 100-1 reverse stock split. All per share amounts have been retroactively revised to reflect the split.

Common Stock Issuances

During the six months ended December 31, 2021 the Company issued a total of 48,800,465 shares at an average price of approximately $0.00197 in exchange for $92,312 of debt and a patent having a fair market value of $3,700 (See Note 4), and sold 97,350 shares in exchange for $24,725 at an average price of approximately $0.25.

NOTE 7 – INCOME TAXES

The Company has accumulated losses of approximately $9.4 million since its inception. For income tax purposes, the Company has operating loss carryforwards of approximately $2.7 million from tax years beginning before January 1, 2021, that begin to expire in 2027. These operating losses are subject to the limitations which were enacted in the Tax Cuts and Jobs Act (“TCJA”). These operating losses can offset only 80% of taxable income in any given tax year. The carryover period for these operating losses is indefinite. No federal or state tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards (approximately $700,000) have been offset by a valuation allowance of the same amount.

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

We have not generated any revenue and need substantial additional financing to market our services. In the fiscal year ended June 30, 2021 we filed a registration statement on Form 10 with the SEC, which became effective May 8, 2021 (the “Form 10”), pursuant to which we became subject to the periodic and current reporting requirements under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Quarter Ended December 31, 2021 Compared to the Fiscal Quarter Ended December 31, 2020

We had no revenues in the three months ended December 31, 2021 and 2020, and we sustained net losses of $33,713 and $36,674, respectively, in those periods. During the three months ended December 31, 2021 and 2020, expenses consisted primarily of general and administrative expenses, including professional fees for legal and financial services.

Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

We had no revenues in the six months ended December 31, 2021 and 2020, and we sustained net losses of $92,668 and $46,821, respectively, in those periods. The increase is primarily due to compliance costs incurred following our Form 10 becoming effective in May 2021, and product development costs. During the six months ended December 31, 2021, expenses consisted primarily of general and administrative expenses, including professional fees for legal and financial services, and expenses incurred in connection with our product development efforts. During the period ended December 31, 2020, our expenses consisted primarily of general and administrative costs.

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

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the six months ended December 31, 2021, the Company used net cash of approximately $93,043 in operating activities as compared to approximately $46,301 for the six months ended December 31, 2020. The increase in cash used from operations was due to an increase in professional fees and compliance costs in becoming an SEC reporting company and preparing and filing SEC reports, and expenses incurred in connection with our product development efforts. We expect expenses for professional services to remain higher than in prior periods due to our continuing reporting obligations with the SEC as a result of the Form 10 becoming effective on May 8, 2021. We also anticipate sustained or increased operational expenses as we transition our focus from product development to production and marketing efforts, which is expected to begin during the first three months of the calendar year 2022 assuming our product development goals are met and testing yields satisfactory results.

In the six months ended December 31, 2021, we continued our product development efforts under two agreements with third party developers. One such agreement provides for the development of our Smart Shin Guard, and the other provides for the development of a smart phone application for use in conjunction with our Smart Shin Guard and a web site application for our professional product. Under these agreements, we have agreed to pay the service providers a total of approximately €142,000 (approximately $173,000). Our payment obligations under these agreements are based on the progress of the work performed, and we did not make any payments under these agreements during the period covered by this Report. Following completion of these projects, assuming further testing of the product yields satisfactory results, we intend to shift our focus to producing and marketing our product, including locating league players and teams to assist with advertising in exchange for free use of our products. We deployed our Smart Shin Guard prototype with one Italian Series C football team to assist with testing, monitoring and improving upon our product’s functionality, a process which is expected to last for several months. Our engineering staff are in the process of analyzing this data and updating our products as may be appropriate based on the results, including the artificial intelligence algorithms.

Cash Used in Investing Activities:

For six months ended December 31, 2021 and 2020, the Company used $0 and $3,530 in investing activities. Our investing activities during the period ended 2020 consisted of obtaining our patent and related patent applications.

Cash Flows from Financing Activities:

Cash flows from financing activities for the six months ended December 31, 2021 were $86,696 compared to $137,301 for the six months ended December 31, 2020. The difference between periods is primarily attributable to subscriptions for common stock totaling $125,163 in the 2020 period compared to $24,725 in the 2021 period, partially offset by $34,499 more in advances from related parties in the 2021 period when compared to the prior period, and $15,334 in common stock payable.

We have approximately $1,000 in available cash as of December 31, 2021 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date these Financial Statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

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

On September 23, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation to effect a 1-for-100 reverse stock split. On November 2, 2021, we filed another Certificate of Amendment to reduce our authorized capital stock to 310,000,000 shares consisting of 300,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock. Following these amendments, we now have 245,862,353 authorized and unissued shares of common stock. The Company expects to use a portion of the authorized but unissued shares to convert previous loans made to the Company by investors which total $138,806 as of December 31, 2021. During the six months ended December 31, 2021, the Company issued a total of 48,767,465 shares of common stock in exchange for $86,520 of debt and a patent having a fair market value of $3,700. The Company also issued 33,000 shares of common stock in exchange for $5,792 of debt following the reverse stock split described above.

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

COVID-19 Update

The COVID-19 pandemic has had a significant adverse effect on the economy throughout the world, including recently by contributing to continued supply chain disruptions and suspensions of football (soccer) league play. While economies in certain jurisdictions and geographic areas have begun to reopen in the wake of the pandemic, if the pandemic and government action in response thereto result in a prolonged economic recession or depression, or if there are delays in reopening in areas in which we intend to do business, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered. Further, the pandemic and related adverse economic events could negatively impact the financial condition and spending patterns of prospective customers, and thereby the prospects of the market for our products. For example, the pandemic is estimated to have caused billions of dollars in revenue decline in the European football markets.

As of the date of this Report, the Company is unable to predict the impact the pandemic may have on its business and plan of operations, however adverse consequences from COVID-19 and recent supply chain disruptions and delays and suspensions in football (soccer) league play may hinder our ability to continue the product development, manufacturing and marketing efforts of us and the third parties on which we rely. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the new variants of the virus such as “Delta” and “Omicron” variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our prospective customer base and the economy in general in light of the pandemic. Additionally, the pandemic has been a contributing factor in supply chain disruptions and shortages which may hinder our product development, production and marketing efforts or those of third parties with which we transact, or increase our operating costs.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of December 31, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2021 the Company issued a total of 48,767,465 shares to certain investors at an average price of approximately $0.00185 in exchange for $86,520 of debt and a patent having a fair market value of $3,700.

In addition, in December 2021, the Company issued 33,000 shares of common stock to an investor at an average price of $0.1755 in exchange for $5,792 of debt.

In December 2021 the Company also sold 97,350 shares of common stock to certain investors at an average price of approximately $0.25 in exchange for $24,725 of subscriptions.

On January 18, 2022, the Company agreed to issue 23,333 shares of common stock to an investor at an average price of $0.15 in exchange for $3,500 of previously paid subscriptions. As of February 8, 2022, these shares have not been issued.

The above transactions were exempt from registration under Section 4(a)(2) under the Securities Act of 1933 (the “Securities Act”), and under Regulation S of the Securities Act as the shares were issued in a transaction not involving a public offering or in an offshore transaction to persons who are not U.S. Persons as defined by Regulation S, and there were no directed selling efforts made in the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.2	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/21	3.2
3.3	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.4	Certificate of Designation	10-K	2/18/2010	3.3
3.5	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
10.1	Development Agreement between the Company and Hemar AG dated January 4, 2021**	10-12G/A	4/21/2021	10.2
10.2	Development Agreement between the Company and Applica srl dated February 2, 2021**	10-12G/A	4/21/2021	10.3
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

GHST World Inc.

Dated:	February 14, 2022	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	February 14, 2022	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	February 14, 2022	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

