Form 10-Q
period 2022-03-31
GHST World Inc.
filed 2022-05-13
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

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

As of May 4, 2022, the issuer had 124,202,624 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	June 30, 2021

Assets

Current Assets
Cash	$362	$7,350
Total Current Assets	362	7,350

Other assets	115,000	115,000
Patent costs	39,181	39,181

Total Assets	$154,543	$161,531

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$15,742	$14,528
Advances from related parties	77,095	$16,241
Common stock payable	9,559	217,784
Total Current Liabilities	102,396	248,553

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding	6	6
Series B, 2,200 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 124,039,609 and 5,239,832 shares issued at March 31, 2022 and June 30 2021	124,040	5,240
Additional paid-in-capital	9,311,776	9,174,792
Accumulated deficit	(9,383,677)	(9,267,062)
Total Stockholders’ Deficit	52,147	(87,022)

Total Liabilities and Stockholders' Deficit	$154,543	$161,531

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	23,948	46,777	104,196	77,393
Product development costs	—	—	10,569	16,022
Total operating expenses	23,948	46,777	114,765	93,415

Other Income(expense):
Foreign exchange loss	—	—		—
Interest expense	—	—	(150)	—
Loss on change in fair value of debts	—	—	(1,700)	—
Total Other Income(expense)	—	—	(1,850)	—

Net loss	$(23,948)	$(46,777)	$(116,615)	$(93,415)

Net loss per common share
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
Basic	82,423,684	5,143,802	30,717,015	4,447,341
Diluted	82,423,684	5,143,802	30,717,015	4,447,341

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Stockholders' Deficit

For the Year Ended June 30, 2021 and the Nine Months Ended March 31, 2022

(Unaudited)

	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Series A		Series B		$0.001 Par Value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance June 30, 2020	6,000	$6	2,200	$2	3,980,176	$3,980	$9,002,643	$(9,115,696)	(109,065)
Issuance of common stock for cash					1,009,656	1,010	147,468		148,478
Issuance of common stock in exchange for debt					250,000	250	24,681		24,931
Net loss for the year ended June 30, 2021	—	—	—	—		—	—	(151,366)	(151,366)
Balance June 30, 2021	6,000	$6	2,200	$2	5,239,832	$5,240	$9,174,792	$(9,267,062)	$(87,022)
Issuance of common stock in exchange for debt					118,663,761	118,664	106,595		225,259
Issuance of common stock for cash					136,016	136	30,389		30,525
Net loss for the nine months ended March 31, 2022	—	—	—	—		—	—	(116,615)	(116,615)
Balance March 31, 2022	6,000	$6	2,200	$2	124,039,609	$124,040	$9,311,776	$(9,383,677)	$52,147

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,615)	$(93,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of debt	1,700	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,214	2,894
Net Cash Used In Operating Activities	(113,701)	(90,521)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	—	(8,025)
Net Cash Used In Investing Activities	—	(8,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	60,854	5,351
Increase in common stock payable	15,334	—
Issuance of common stock for cash	30,525	148,479
Net Cash Provided By Financing Activities	106,713	153,830

Net increase (decrease) in cash	(6,988)	55,284

Cash - beginning of period	7,350	292

Cash - end of period	$362	$55,576

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for debt	$225,259	$24,931

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

(Unaudited)

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999.

The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had a net loss of $151,366 for the year ended June 30, 2021. The Company has an accumulated deficit of $9,267,062 and a stockholders’ deficit of $87,022 as of June 30, 2021 and used $143,930 in cash flow from operating activities for the year then ended. The Company had an additional operating loss amounting to $116,615 for the nine months ended March 31, 2022.

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

Presentation

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC’s regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the periods presented. The results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed with the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of the following wholly owned subsidiaries:

•	GHST Art World, Inc
•	GHST Sport Inc.
•	IoTT World Inc.

All intercompany balances and transactions have been eliminated in consolidation.

GHST WORLD, INC. Notes to Consolidated Financial Statements March 31, 2022 and 2021 (Unaudited)

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

Cash

Cash are amounts held at local banks in Italy. The Company had no cash equivalents at March 31, 2022 or 2021.

Risks and Uncertainties

The Company is undertaking a new business venture that is inherently subject to significant risks and uncertainties, including financial, operational, technological and other risks that could potentially have a risk of business failure.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset by asset basis and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. As of March 31, 2022 and June 30, 2021, the Company did not recognize any impairment losses.

Intangible Assets

The Company capitalizes external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. The Company will amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on management’s assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of its patent portfolio may not be recoverable. For the nine months ended March 31, 2022 and 2021 the Company has capitalized $0, and $8,025 of patent costs. As of March 31, 2022, and June 30, 2021, patent costs totaled $39,181.

GHST WORLD, INC. Notes to Consolidated Financial Statements March 31, 2022 and 2021 (Unaudited)

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

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards (“SFAS”) No. l23R "Accounting for Stock Based Compensation", in accounting for its stock-based compensation. This accounting standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable, and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent sale of stock for purposes of valuing stock-based compensation.

Recent Accounting Pronouncements

There are no other recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

NOTE 3 – PATENTS

The Company obtained a patent dated June 30, 2020, which is a protection device used in sporting activity with the capability to monitor data from the device. The Company has capitalized the patent costs totaling $39,181, at March 31, 2022 and June 30, 2021. The Company will amortize the patent over the useful life of the patent once it is placed in service. No amortization was recorded for the nine months ended March 31, 2022 and 2021.

NOTE 4 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion is contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of March 31, 2022, and June 30, 2021, the Company has a total of $9,559 and $217,784, respectively that has not been converted to common stock. During the nine months ended March 31, 2022 certain investors agreed to accept a total of 118,663,761 shares at an average price of approximately $0.0019 in exchange for $225,259 of debt.

GHST WORLD, INC. Notes to Consolidated Financial Statements March 31, 2022 and 2021 (Unaudited)

The Company recorded a common stock payable in 2018 for an agreement in which the Company agreed to issue 2,000,000 shares of post-split stock in exchange for the patent. The Company recorded this at $0.001 or $2,000. The Company valued the stock at the six month average prior to the Board resolution approving the issuance which was $0.00185 per share or $3,700. As a result the Company recognized a market value adjustment on the accompanying Income Statement of $1,700 for nine months ended March 31, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2022 and June 30, 2021, the Company owed related parties a total of $77,095 and $16,241. These shareholder loans are unsecured, non-interest bearing and are due on demand. See Note 4 as these amounts that will be converted to common stock are from related parties.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of March 31, 2022 of amounts due from related parties that will also be converted as described in Note 4.

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

Common Stock Issuances

During the nine months ended March 31, 2022 the Company issued a total of 118,663,761 shares at an average price of approximately $0.00189 in exchange for $225,259 of debt (See Note 4) and sold 136,016 shares in exchange for $30,525 at an average price of $0.22.

NOTE 7 – INCOME TAXES

The Company has accumulated losses of approximately 9.4 million since its inception. For income tax purposes, the Company has operating loss carryforwards of approximately $2.7 million from tax years beginning before January 1, 2021, that begin to expire in 2027. These operating losses are subject to the limitations which were enacted in the Tax Cuts and Jobs Act (“TCJA”). These operating losses can offset only 80% of taxable income in any given tax year. The carryover period for these operating losses is indefinite. No federal or state tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards (approximately $700,000) have been offset by a valuation allowance of the same amount.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure.

On April 12, 2022, the Company sold 163,015 shares at a price of $0.13 per share for total proceeds of $21,192.

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

Fiscal Quarter Ended March 31, 2022 Compared to the Fiscal Quarter Ended March 31, 2021

We had no revenues in the three months ended March 31, 2022 and 2021, and we sustained net losses of $23,948 and $46,777, respectively, in those periods. During the nine months ended March 31, 2021 and 2021, expenses consisted primarily of general and administrative expenses, including professional fees for legal and financial services.

Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

We had no revenues in the nine months ended March 31, 2022 and 2021, and we sustained net losses of $116,615 and $93,415, respectively, in those periods. The increase is primarily due to compliance costs incurred following our Form 10 becoming effective in May 2021. During the nine months ended March 31, 2022 and 2021, expenses consisted primarily of general and administrative expenses, including professional fees for legal and financial services, and expenses incurred in connection with our product development efforts.

We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing and selling our product(s) in sufficient quantities, which was previously delayed due to COVID-19 impacts on our development efforts and on league play which adversely affected our product development capabilities. We also may encounter difficulties commercializing our product in the future based on supply chain issues, inflation and adverse market conditions which may result. In order to become profitable, we will need to establish a sufficient market for our product, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the nine months ended March 31, 2022, the Company used net cash of $113,701 in operating activities as compared to $90,521 for the nine months ended March 31, 2021. The increase in cash used from operations was due to an increase in professional fees and compliance costs in becoming an SEC reporting company and preparing and filing SEC reports. We expect expenses for professional services to remain higher than in prior periods due to our continuing reporting obligations with the SEC as a result of the Form 10 becoming effective on May 8, 2021. We also anticipate sustained or increased operational expenses as we transition our focus from product development to production and marketing efforts, which is expected to begin later in calendar year 2022 assuming our product development goals are met and testing yields satisfactory results.

In the nine months ended March 31, 2022, we continued our product development efforts under two agreements with third party developers. One such agreement provides for the development of our Smart Shin Guard, and the other provides for the development of a smart phone application for use in conjunction with our Smart Shin Guard and a web site application for our professional product. Under these agreements, we have agreed to pay the service providers a total of approximately €142,000 (approximately $173,000). Our payment obligations under these agreements are based on the progress of the work performed. Following completion of these projects, we intend to shift our focus to producing and marketing our product, including locating league players and teams to assist with advertising in exchange for free use of our products. We deployed our Smart Shin Guard prototype with one Italian Series C football team to assist with testing, monitoring and improving upon our product’s functionality, a process which is expected to last for several months. Our engineering staff are in the process of analyzing this data and updating our products as may be appropriate based on the results, including the artificial intelligence algorithms. We expect to proceed to final testing of the product during the fourth quarter of the fiscal year ending June 30, 2022.

Cash Used in Investing Activities:

For the nine months ended March 31, 2022 and 2021, the Company used $0 and $8,025 in investing activities. Our investing activities during the period ended 2021 consisted of obtaining our patent and related patent applications.

Cash Flows from Financing Activities:

Cash flows from financing activities for the nine months ended March 31, 2022 were $106,713 compared to $153,830 for the nine months ended March 31, 2021. The difference between periods is primarily attributable to subscriptions for common stock totaling $148,479 in the 2021 period compared to $30,525 in the 2022 period, partially offset by an increase in advances from related parties in the 2022 period when compared to the prior period, and a $15,334 increase in common stock payable.

We have $362 in available cash as of March 31, 2022 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the financial statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

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

On September 23, 2021, we filed a Certificate of Amendment to our Certificate of Incorporation to effect a 1-for-100 reverse stock split. On November 2, 2021, we filed another Certificate of Amendment to reduce our authorized capital stock to 310,000,000 shares consisting of 300,000,000 shares of authorized common stock and 10,000,000 shares of authorized preferred stock. Following these amendments, we now have 175,797,376 authorized and unissued shares of common stock.

The Company expects to continue to use a portion of the authorized but unissued shares to convert previous loans made to the Company which total $9,559 as of March 31, 2022. During the three months ended March 31, 2022, the Company issued a total of 69,901,962 shares of common stock in exchange for $129,247 of debt and $5,800 of previously paid subscriptions.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from the potential adverse effects of inflation, the Federal Reserve’s policy of increasing interest rates in response and an economic downturn or recession which may result, the possibility of a new outbreak of the COVID-19 pandemic, and global supply chain disruptions, shortages and delays which may adversely affect our ability to develop, manufacture and sell our products within the intended timeframes or at all, delays in or suspensions of soccer league play particularly in areas in which we plan to further develop and market our product, and the risks summarized our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 in the section titled “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Significant Accounting Policies and Recent Accounting Pronouncements

Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

COVID-19 Update

The COVID-19 pandemic has had a significant adverse effect on the economy throughout the world, including recently by contributing to continued supply chain disruptions and suspensions of football (soccer) league play, and may continue to affect the economy and our industry, depending on the vaccine rollouts and the emergence of virus mutations.

As of the date of this Report, the Company is unable to predict the impact the pandemic may have on its business and plan of operations, however adverse consequences from COVID-19 and recent supply chain disruptions and delays and suspensions in football (soccer) league play may hinder our ability to continue the product development, manufacturing and marketing efforts of us and the third parties on which we rely. While vaccinations beginning in 2021 allowed for the reopening of the economy in many areas, the potential for new variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future impact the virus may have. Additionally, the pandemic has been a contributing factor in supply chain disruptions and shortages which, when combined with inflationary environment and tightening fiscal policies, may hinder our product development, production and marketing efforts or those of third parties with which we transact, or increase our operating costs.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of March 31, 2022 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, the Company issued a total of 69,863,296 shares of common stock to certain investors at an average price of approximately $0.00185 in exchange for $129,247 of debt.

During the three months ended March 31, 2022, the Company issued a total of 38,666 shares of common stock to an investor at an average price of $0.15 in exchange for $5,800 of previously paid subscriptions.

On April 12, 2022, the Company agreed to issue 163,015 shares of common stock to two investors at an average price of approximately $0.13 in exchange for $21,192 of subscriptions. As of May 4, 2022, these shares have not been issued.

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

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GHST World Inc.

Dated:	May 13, 2022	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	May 13, 2022	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	May 13, 2022	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)