Form 10-K
period 2022-06-30
GHST World Inc.
filed 2022-09-28
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $911,327 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of September 22, 2022, the issuer had 124,430,534 shares of its common stock, $0.001 par value per share, outstanding.

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

We have not yet generated initial revenue from any of our current products, and have relied upon issuances of shares of our common stock and related party loans to fund our operations. We continue to develop our Smart Shin Guard and related technology, including a smart phone application, as more particularly described below.

Our management and directors are based in Italy and other European countries. We have no employees.

Acquisition of Intellectual Property Rights to the Smart Shin Guard

In 2018, the Company acquired the rights to the 2015 Italian patent and underlying concept for the Smart Shin Guard in exchange for 2,000,000 shares of common stock. The Company has since been issued a U.S. patent (Patent No. US 10,695,651 B2; “Protection Device for Carrying Out Sports Activities Usable in Data Analysis and Monitoring System, and Relative System and Method for Processing and Calculating the Sent Data”) for the Smart Shin Guard and has patent applications pending in Canada, Australia, Hong Kong and the European Union (36 countries) as well as for an international patent.

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

We are continuing to collect data on the functionality of our Smart Shin Guards. We expect to complete the development phase of the Smart Shin Guard in approximately four or five months, whereupon we intend to begin the manufacturing process through a third party and then the sales process, which will initially be focused on non-professional players (teams and individuals).

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

In February 2021, we entered into an agreement with another independent contractor for the development of mobile and website applications to be used in conjunction with the Smart Shin Guard and the information and analysis it provides. The agreement contemplates the development of necessary features for these applications, including data transmission and display, user interfacing and notifications. We recently received the initial deliverables under this agreement with respect to the mobile phone application and are in the process of further testing and preparing for consumer use, pending completion of other aspects of the Smart Shin Guard development process described elsewhere in this Report. For more information on these features, see “Applications and Uses.” .

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

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Exchange Act. This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. The amended Rule became effective on September 28, 2021; the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2022 and 2021. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2022:
First Quarter	$0.14	$0.26
Second Quarter	$0.735	$0.1001
Third Quarter	$0.29	$0.101
Fourth Quarter	$0.29	$0.074

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2021:
First Quarter	$0.24	$0.15
Second Quarter	$0.65	$0.13
Third Quarter	$2.5	$0.3
Fourth Quarter	$0.81	$0.27

Holders

As of September 22, 2022, there were approximately 615 shareholders of record of the Company's common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

Shares Eligible for Future Sale

All of the outstanding shares of common stock of the Company are restricted securities and cannot be sold under Rule 144 until at least six months have passed since payment, and the other requirements of Rule 144(i)(1)(ii) have been satisfied, including the Company being current in its SEC periodic reporting obligations.

In general, Rule 144 provides that any non-affiliate of the Company, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that the Company stays current in its SEC filings.

An officer, director or other person in control of the Company may sell after six months with the following restrictions: (i) the Company is current in its SEC filings, (ii) certain manner of sale provisions, (iii) the filing of a Form 144, and (iv) volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed 1% of the total number of outstanding shares. A person who has ceased to be an affiliate at least three months immediately preceding the applicable sale and who has owned such shares of common stock for at least one year may sell the shares under Rule 144 without regard to any of the limitations described above.

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

Unregistered Sales of Equity Securities

During the fiscal year ended June 30, 2022, we have sold securities which are not registered under the Securities Act. These unregistered sales are set forth in the following table:

Name or Class	Date Sold	No. of Securities	Consideration
Common Stock (1)	December 27, 2021	41,600	Issuances of shares in exchange for $8,000 in subscription payments
Common Stock (1)	January 15, 2022	23,333	Issuances of shares in exchange for $3,500 in subscription payments
Common Stock (1)	February 18, 2022	15,333	Issuances of shares in exchange for $2,300 in subscription payments
Common Stock (1)	April 13, 2022	163,015	Issuances of shares in exchange for $21,192 in subscription payments
Common Stock (1)	May 31, 2022	107,938	Issuances of shares in exchange for $14,032.01 in subscription payments
Common Stock (1)	June 14, 2022	119,972	Issuances of shares in exchange for $15,596.47 in subscription payments

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

We are currently in the process of developing our product, including by miniaturizing our product and developing software for the artificial intelligence component of the product’s data collection and transmission capabilities. We expect development to be completed before the end of the year, however we may need to allocate further resources to developing our product depending on the results of the current development process and further testing we may undertake. Additionally, the professional kit version of our product is expected to take a longer time to develop than the consumer kit due to the increased complexity of its functionality.

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

Marketing Plan

Our goal is to develop and expand a market for our Smart Shin Guard both to professional and casual soccer players and teams. With the right people on our side, we intend and hope for the market for our product to grow to a global scale. Subject to our ability to successfully raise the necessary capital and complete the development process of the Smart Shin Guard, our tentative aspirations for the Company’s entry into the advanced sports technology industry envision progress and growth occurring in two phases (measured from June 30, 2022):

Headquarters

We are currently headquartered in New York, NY; however our directors and officers are located in Italy and other European countries. We believe our presence in these locations will be useful in initiating our marketing strategy, in which we plan to focus our efforts on European countries and access the U.S. capital markets to fund our operations.

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

Fiscal Year Ended June 30, 2022 Compared to the Fiscal Year Ended June 30, 2021.

We had no revenues in the years ended June 30, 2022 and 2021, and we sustained net losses of $151,885 and $151,336, respectively, in those periods. Our expenses consisted of general and administrative costs. We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing and selling our product(s) in sufficient quantities, which has been delayed due to COVID-19 impacts on our development efforts and on league play which adversely affects our marketing capabilities. In order to become profitable, we will need to establish a sufficient market for our product, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the fiscal year ended June 30, 2022, the Company used net cash of approximately $163,028 in operating activities as compared to approximately $143,930 for the fiscal year ended June 30, 2021. The increase in cash used in operations was primarily due to fees for financial and legal services, as well as and contracts and other costs in developing our product and business plan. We expect expenses for professional services to remain higher than in prior periods due to our continuing reporting obligations with the SEC as a result of the Form 10 becoming effective on May 8, 2021.

Cash Used in Investing Activities:

For the years ended June 30, 2022 and 2021, the Company used $0 and $7,395 in investing activities. Our investing activities during these periods consisted of obtaining our patent and related patent applications.

Cash Flows from Financing Activities:

Cash flows from financing activities for the fiscal year ended June 30, 2022 were $155,884 compared to $158,383 for the fiscal year ended June 30, 2021.  On August 20, 2021, we issued 55,750 shares of common stock to certain of our investors in exchange for $16,725 of previously paid subscriptions. In addition, during the fiscal year ended June 30, 2022, $225,259 of debt was converted to 118,663,761 shares of common stock and we received $81,345 from the sale of 526,941 shares of our common stock as follows: (i) in August 2021 we issued 55,750 shares of common stock to two investors in exchange for a total of $16,725; (ii) in December 2021 we issued 48,767,465 shares of common stock to various investors in exchange for $86,520 of debt; (iii) in December 2021 we issued 33,000 shares of common stock to an investor in exchange for $5,792 of debt; (iv) in December 2021 we issued 41,600 shares of common stock to two investors in exchange for a total of $8,000; (v) in January 2022 we issued 23,333 shares of common stock to an investor in exchange for a total of $3,500; (vi) in February 2022 we issued 15,333 shares of common stock to an investor in exchange for a total of $2,300; (vii) in February 2022 we issued 69,863,296 shares of common stock to various investors in exchange for $129,247 of debt; (viii) in April 2022 we issued 163,015 shares of common stock to two investors in exchange for a total of $21,192; (ix) in May 2022 we issued 107,938 shares of common stock to three investors in exchange for a total of $14,032; and (x) in June 2022 we issued 119,972 shares of common stock to two investor in exchange for $15,596.

We have approximately $25,000,000 in available cash as of September 22, 2022, and for the past two years we have been relying on loans and stock purchases from our current investors and related parties to fund our operations. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern during the fiscal year ended June 30, 2022 unless we can raise the required capital or generate material revenue to fund our operations.

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

COVID-19

Our product development and marketing efforts were hindered during the second half of the fiscal year ended June 30, 2022 as a result of the COVID-19 pandemic, due in part to temporary suspension of league play, decreased demand caused by economic hardship and uncertainty, and operational challenges caused by supply shortages and the lockdowns. While COVID-19 seems to no longer pose the threat it did, we cannot predict what future impact it may have in the future.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of June 30, 2022 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

Name	Age	Position(s)
Edoardo Berti Riboli	45	Chief Executive Officer
Paolo Sangiovanni	66	Chief Financial Officer
Marcello Appella	67	Chief Financial Officer
Massimiliano Stella	53	Chief Information Officer
Esterino Castellazzi	72	President and Chairman of the Board of Directors
Giovanni Lavati	57	Secretary, Treasurer and Director
Pierangelo Negri	84	Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with for the fiscal year ended June 30, 2022, except that one Form 4 for Mr. Castellazzi and one Form 4 for Mr. Lavati reporting each a grant of shares in exchange for debt and a gift was not timely filed due to an administrative error.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ghost’s voting stock beneficially owned as of September 27, 2022 by (i) those persons known by Ghost to be owners of more than 5% of Ghost’s common stock, (ii) each director of Ghost, (iii) all Named Executive Officers (as defined in Item 6), and (iv) all executive officers and directors of Ghost as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Voting Power (1)

Directors and Executive Officers:
Common Stock and Preferred Stock	Esterino Castellazzi(2)(3)(4)	124,939,535	55.67%
Common Stock	Edoardo Berti Riboli(3)	0	*
Common Stock	Paolo Sangiovanni(3)(5)	100,000	*
Common Stock	Giovanni Lavati(2)(3)	17,085,762	13.73%
Common Stock	Marcello Appella(3)	0	*
Common Stock	Pierangelo Negri(2)	1,000	*
Common Stock	Massimiliano Stella(3)	0	*
Common Stock	All directors and executive officers as a group (6 persons)	142,126,297	63.3%
5% Shareholders:
Common Stock	Alessandro Cristiano(6)	9,461,388	7.6%
Common Stock	Cesarino Ferrario(7)	7,078,378	5.689
Common Stock and Preferred Stock	Gianfranco Gracchi(8)	1,820	26.56%

———————

*   Less than 1%

(1)	Represents voting power. Applicable percentages are based on 124,430,534 shares of common stock and 6,000 shares of Series A Preferred Stock (the “Series A”) with 150,000,000 votes outstanding, adjusted as required by rules of the SEC beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management, which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, Ghost believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.
(2)	A director.
(3)	An executive officer.
(4) (5)

Includes 4,000 shares of Series A. Each share of Series A is entitled to 25,000 votes per share. Does not include 2,000 shares of Series B Preferred Stock which has a liquidation preference of $27.50 per share.

Represents 100,000 shares of common stock held by Palmetum Business SL, an entity owned and controlled by Mr. Sangiovanni.

(6)	Address is Via Righi 10, Novara (NO) 28010, Italy.
(7)	Address is Via B Cellini 6, Busto Arsizio (VA) 21052, Italy.
(8)	Includes 1,800 shares of Series A. Each share of Series A is entitled to 25,000 votes per share. Does not include 200 shares of Series B Preferred Stock which has a liquidation preference of $27.50 per share. Address is Loc. Bagnol 3, Pastrengo (VR) 37010, Italy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From May 7, 2021 to September 20, 2021, the Company borrowed a total of $8,199.26 from Esterino Castellazzi, the Company’s President and Chairman of the Board of Directors. Prior to that, beginning in 2016 through June 30, 2020 the Company borrowed a total of $60,013.14 from Mr. Castellazzi. As of February 23, 2022, the Company issued Mr. Castellazzi 32,495,535 shares of common stock in satisfaction of this indebtedness.

Beginning in 2016 through June 30, 2020 the Company borrowed a total of $32,538 including $9,975 on July 7, 2019 from Giovanni Lavati, the Company’s director. As of February 23, 2022, the Company issued Mr. Lavati 17,579,562 shares of common stock in satisfaction of this indebtedness.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by Ciro E. Adams, CPA, LLC (the “Auditor”) our principal accountant, were approved by our Board. The following table shows the fees paid to the Auditor for the fiscal years ended June 30, 2022 and 2021.

	Year Ended June 30,
	2022	2021
Audit Fees (1)	$35,000	$35,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$35,000	$35,000

———————

(1)	Audit fees – these fees relate to the annual audits and quarterly reviews of our financial statements and registration statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/2021	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.3	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
10.1	Securities Exchange Agreement dated June 29, 2019+	10-12G	3/9/2021	10.1
10.2	Development Agreement between the Company and Hemar AG dated January 4, 2021**	10-12G/A	4/21/2021	10.2
10.3	Development Agreement between the Company and Applica srl dated February 2, 2021**	10-12G/A	4/21/2021	10.3
21.1	List of Subsidiaries	10-12G	3/9/2021	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GHST World Inc.

Dated:	September 28, 2022	By:	/s/ Edoardo Berti Riboli
Edoardo Berti Riboli,Chief Executive Officer
(Principal Executive Officer)

Dated:	September 28, 2022	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	September 28, 2022	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

Dated:	September 28, 2022	By:	/s/ Giovanni Lavati
Giovanni Lavati, Chief Accounting Officer (Principal Accounting Officer), Director

Dated:	September 28, 2022	By:	/s/ Esterino Castellazzi
Esterino Castellazzi, Director

Dated:	September 28, 2022	By:	/s/ Pierangelo Negri
Pierangelo Negri, Director

GHST WORLD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GHST World Inc.

New York, NY 10065-8029

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GHST World, Inc., (the Company), as of June 30, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

56 Rockford Road, Wilmington, DE 19806-1004 | Phone: 302-652-4783

ciroadamscpa.com

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

Wilmington, DE 19806-1004

September 28, 2022

We have served as the Company’s auditor since 2021.

GHST World Inc.

Consolidated Balance Sheets

	June 30, 2022	June 30, 2021

Assets

Current Assets
Cash	$206	$7,350
Total Current Assets	206	7,350

Other assets	115,000	115,000
Patent costs	39,181	39,181

Total Assets	$154,387	$161,531

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,685	$14,528
Advances from related parties	75,446	$16,241
Common stock payable	9,559	217,784
Total Current Liabilities	86,690	248,553

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding	6	6
Series B, 2,200 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 124,430,534 and 5,239,832 shares issued at June 30 2022 and 2021	124,431	5,240
Additional paid-in-capital	9,362,205	9,174,792
Accumulated deficit	(9,418,947)	(9,267,062)
Total Stockholders’ Deficit	67,697	(87,022)

Total Liabilities and Stockholders' Deficit	$154,387	$161,531

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2022	2021

Revenues	$—	$—

Operating expenses:
General and administrative expenses	150,702	151,366
Total operating expenses	150,702	151,366

Other Income(expense):
Foreign exchange gain	667	—
Interest expense	(150)	—
Loss on change in fair value of debts	(1,700)	—
Total Other Income(expense)	(1,183)	—

Net loss	$(151,885)	$(151,366)

Net loss per common share
- basic	$(0.00)	$(0.03)
- diluted	(0.00)	(0.03)

Weighted average number of common shares outstanding
- basic	54,032,711	4,760,534
- diluted	54,032,711	4,760,534

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Years Ended June 30, 2022 and 2021

	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Series A		Series B		$0.001 Par Value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance June 30, 2020	6,000	$6	2,200	$2	3,980,176	$3,980	$9,002,643	$(9,115,696)	(109,065)
Issuance of common stock for cash, net of issuance costs					1,009,656	1,010	147,468		148,478
Issuance of common stock in exchange for debt					250,000	250	24,681		24,931
Net loss for the year ended June 30, 2021	—	—	—	—		—	—	(151,366)	(151,366)
Balance June 30, 2021	6,000	$6	2,200	$2	5,239,832	$5,240	$9,174,792	$(9,267,062)	$(87,022)
Issuance of common stock in exchange for debt					118,663,761	118,664	106,595		225,259
Issuance of common stock for cash					526,941	527	80,818		81,345
Net loss for the Year ended June 30, 2022	—	—	—	—		—	—	(151,885)	(151,885)
Balance June 30, 2022	6,000	$6	2,200	$2	124,430,534	$124,431	$9,362,205	$(9,418,947)	$67,697

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

	For the years ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,885)	$(151,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of debt	1,700	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(12,843)	7,436
Net Cash Used In Operating Activities	(163,028)	(143,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	—	(7,395)
Net Cash Used In Investing Activities	—	(7,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	59,205	7,905
Increase in common stock payable	15,334	2,000
Issuance of common stock for cash	81,345	148,478
Net Cash Provided By Financing Activities	155,884	158,383

Net increase (decrease) in cash	(7,144)	7,058

Cash - beginning of period	7,350	292

Cash - end of period	$206	$7,350

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for debt	$225,259	$24,931

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999.

The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had a net losses of 151,885 and $151,366 for the years ended June 30, 2022 and 2021. The Company has an accumulated deficit of $9,418,947 and a stockholders’ equity of $67,697 as of June 30, 2022 and used $163,028 and $143,930 in cash flow from operating activities for the years ended June 30, 2022 and 2021.

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

Foreign Currency

Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international transaction.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2022 and 2021

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at June 30, 2022 or 2021.

Risks and Uncertainties

The Company is undertaking a new business venture that is inherently subject to significant risks and uncertainties, including financial, operational, technological and other risks that could potentially have a risk of business failure.

Fair Value

The carrying value of cash, other asset, accounts and other payable approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by GAAP consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the years ended June 30, 2022 and 2021.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets consist primarily of property, plant and equipment. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset by asset basis and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. As of June 30, 2022 and 2021, the Company did not recognize any impairment losses.

Intangible Assets

The Company capitalizes external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. The Company will amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on management’s assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of its patent portfolio may not be recoverable. For the years ended June 30, 2022 and 2021 the Company has capitalized $0, and $7,395 of patent costs. As of June 30, 2022 and 2021, patent cost totaled $39,181.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2022 and 2021

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

The Company measures and recognizes the tax implications of positions taken or expected to be taken in its tax returns on an ongoing basis. The Company’s tax returns are subject to examination by federal and state taxing authorities for the years ended June 30, 2018 through 2021. However, the Company's federal net operating losses for tax years ending June 30, 2021 and 2022 will remain subject to examination until the losses are utilized or expire. Under the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017, Net Operating Losses (“NOLs”) incurred for tax years beginning before January 1, 2018, will be able to be carried forward for 20 years. For NOLs incurred in tax years beginning after December 31, 2017, these NOLs will be subject to the new limitations imposed by TCJA. Under the new law, an NOL can offset only 80% of taxable income in any given tax year. Furthermore, NOLs can no longer be carried back, they must be carried forward. The 20-year carryforward period has been replaced with an indefinite carryforward period for NOLs incurred for tax years beginning after December 31, 2017. The NOL carryforwards for the periods ended June 30, 2022 and 2021 are approximately $152,000 and $151,000, respectively and the total NOL carryforward to the year ended June 30, 2022 is approximately $2.8 million. At June 30, 2022, a valuation allowance fully offsets any tax benefit from these NOLs carryforard.

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

NOTE 3 – PATENTS

The Company obtained a patent dated June 30, 2020, which is a protection device used in sporting activity with the capability to monitor data from the device. The Company has capitalized the patent costs totaling $39,181, at June 30, 2022 and 2021. The Company will amortize the patent over the useful life of the patent once it is placed in service. No amortization was recorded for the years ended June 30, 2022 and 2021.

NOTE 4 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion is contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of June 30, 2022, and June 30, 2021, the Company has a total of $9,559 and $217,784 that has not been converted to common stock. During the year ended June 30, 2022 certain investors agreed to accept a total of 118,663,761 shares at an average price of approximately $0.0019 in exchange for $225,259 of debt.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2022 and 2021

The Company recorded a common stock payable in 2018 for an agreement in which the Company agreed to issue 2,000,000 shares of post-split stock in exchange for the patent.

The Company recorded this at $0.001 or $2,000. The Company valued the stock at the six-month average which was $0.00185 per share or $3,700. As a result the Company recognized a market value adjustment on the accompanying Income Statement of $1,700 for year ended June 30, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

At June 30, 2022 and 2021, the Company owed related parties a total of $75,446 and $16,241. These shareholder loans are unsecured, non-interest bearing and are due on demand. See Note 4 as these amounts that will be converted to common stock..

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,558 as of June 30, 2022 of amounts due to related parties that will also be converted as described in Note 4.

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

Common Stock Issuances

During the year ended June 30, 2022 the Company issued a total of 118,663,761 shares at an average price of approximately $0.0019 in exchange for $225,259 (See Note 4) and sold 526,941 shares in exchange for $81,345 at an average price of $0.15.

NOTE 7 – INCOME TAXES

The Company has accumulated losses of approximately 9.4 million since its inception. For income tax purposes, the Company has operating loss carryforwards of approximately $2.8 million from tax years beginning before January 1, 2021, that begin to expire in 2027. These operating losses are subject to the limitations which were enacted in the Tax Cuts and Jobs Act (“TCJA”). These operating losses can offset only 80% of taxable income in any given tax year. The carryover period for these operating losses is indefinite. No federal or state tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards (approximately $700,000) have been offset by a valuation allowance of the same amount.

NOTE 8 – SUBSEQUENT EVENTS

On August 18, 2022, the Company sold 296,640 shares of common stock for cash proceeds of $29,664.

*****

