Form 10-Q
period 2022-09-30
GHST World Inc.
filed 2022-11-14
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the issuer had 125,094,914 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets

Current Assets
Cash	$882	$206
Total Current Assets	882	206

Other assets	—	115,000
Patent costs	39,181	39,181

Total Assets	$40,063	$154,387

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$12,289	$1,685
Advances from related parties	70,792	75,446
Common stock payable	9,559	9,559
Total Current Liabilities	92,640	86,690

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding	6	6
Series B, 2,200 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 124,882,556 and 124,430,534 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	124,883	124,431
Additional paid-in-capital	9,405,401	9,362,205
Accumulated deficit	(9,582,869)	(9,418,947)
Total Stockholders’ Deficit	(52,577)	67,697

Total Liabilities and Stockholders' Deficit	$40,063	$154,387

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2022	2021

Revenues	$—	$—

Operating expenses:
General and administrative expenses	48,922	58,955
Impairment of long-lived assets	115,000	—
Total operating expenses	163,922	58,955

Net loss	$(163,922)	$(58,955)

Net loss per common share -
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic	124,575,936	5,245,478
Diluted	124,575,936	5,245,478

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Three Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Series A		Series B		$0.001 Par Value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance June 30, 2021	6,000	$6	2,200	$2	5,239,832	$5,240	$9,174,792	$(9,267,062)	$(87,022)
Issuance of common stock in exchange for debt	—	—	—	—	55,750	56	16,669	—	16,725
Net loss for the three months ended September 30, 2021	—	—	—	—	—	—	—	(58,955)	(58,955)
Balance September 30, 2021	6,000	$6	2,200	$2	5,295,582	$5,296	$9,191,461	$(9,326,017)	$(129,252)

Balance June 30, 2022	6,000	$6	2,200	$2	124,430,534	$124,431	$9,362,205	$(9,418,947)	$67,697
Issuance of common stock for cash	—	—	—	—	452,022	452	43,196	—	43,648
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	—	(163,922)	(163,922)
Balance September 30, 2022	6,000	$6	2,200	$2	124,882,556	$124,883	$9,405,401	$(9,582,869)	$(52,577)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,922)	$(58,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	115,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,604	1,865
Net Cash Used In Operating Activities	(38,318)	(57,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	(4,654)	21,781
Increase in common stock payable	—	32,058
Issuance of common stock for cash	43,648	—
Net Cash Provided By Financing Activities	38,994	53,839

Net increase (decrease) in cash	676	(3,251)

Cash - beginning of period	206	7,350

Cash - end of period	$882	$4,099

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in exchange for debt	$—	$16,725

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Condensed Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999.

The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended September 30, 2022 and 2021, and our financial position as of September 30, 2022, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $163,922 and $58,955 for the three months ended September 30, 2022 and 2021. The Company has an accumulated deficit of $9,582,869 and a stockholders’ deficit of $52,577 as of September 30, 2022, and used $38,318 and $57,090 in cash flow from operating activities for the three months ended September 30, 2022 and 2021.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, and additional financing. These financial statements do not include any adjustments related to the recovery and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern

Management intends to raise money through investors as needed to support its working capital needs. Currently the Company intends to raise capital from its existing shareholders and from the possible sale of a minority interest in its subsidiaries. Management cannot provide any assurances that the Company will be successful in completing these undertakings and accomplishing any of its plans.

Principles of Consolidation

The consolidated financial statements include the accounts of the following wholly owned subsidiaries:

•	GHST Art World, Inc
•	GHST Sport Inc.
•	IoTT world Inc.

All intercompany balances and transactions have been eliminated in consolidation.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements September 30, 2022 (Unaudited)

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

Foreign Currency

Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international transactions as certain vendor payments and repayments of related party advances are done in foreign currency.

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

Such estimates and assumptions impact, among others, the following: the valuation of other assets and patents, the fair value of share-based payments and deferred taxes.

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at September 30, 2022 or 2021.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the three months ended September 30, 2022 and 2021.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements September 30, 2022 (Unaudited)

Intangible Assets

The Company capitalizes external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. Once a patent is granted, the Company will amortize capitalized patent costs for internally generated patents on a straight-line basis over ten years, which represents the estimated useful lives of the patents. The ten-year estimated useful life for internally generated patents is based on management’s assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of its patent portfolio may not be recoverable. As of September 30, 2022 and June 30, 2022, patent cost totaled $39,181.

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets for the Company consist primarily of other assets and patents. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset by asset basis and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. For the three months ended September 30, 2022, the Company recognized an impairment loss on other assets of $115,000.

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

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements September 30, 2022 (Unaudited)

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, in accounting for its stock-based compensation. This accounting standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. As the Company does not have sufficient, reliable, and readily determinable values relating to its common stock, the Company has used the stock value pursuant to its most recent sale of stock for purposes of valuing stock-based compensation.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the three months ended September 30, 2022 or 2021.

Recent Accounting Pronouncements

There are no other recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

NOTE 3 – OTHER ASSETS

On June 29, 2019, the Company acquired all the stock of GHST Art World, Inc, a Florida corporation, whose primary assets consisted of 119 art paintings and reproductions. The Company issued 43,478,000 shares of common stock and paid $15,000 in cash to effectuate the acquisition. The Company valued the stock at the fair market value of the stock on the date of issuance or approximately $0.0023 per share for a total purchase price of $115,000. The entire purchase price was allocated to the art and no goodwill was recorded.

On September 30, 2022, the Company’s management determined that the carrying value of the assets are impaired as there has been no third-party sales of such art work since acquisition and the planned business activity relating to such art work has been delayed. As a result, the Company has recorded an impairment loss of $115,000 for the three months ended September 30, 2022.

NOTE 4 – PATENTS

The Company obtained a patent dated June 30, 2020, which is a protection device used in sporting activity with the capability to monitor data from the device. The Company has capitalized the patent costs totaling $39,181 as of September 30, 2022, and June 30, 2022. The Company will amortize the patent over the useful life of the patent once it is placed in service. No amortization was recorded for the three months ended September 30, 2022 and 2021. The Company also applied for a European patent for this device in 2016. In October 2022 the Company was informed the European Application was approved pending payment of a fee by the Company and other administrative procedures. The Company will begin to amortize in the second quarter of the fiscal year ending June 30, 2023.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements September 30, 2022 (Unaudited)

NOTE 5 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of September 30, 2022, and June 30, 2022, the Company has a total of $9,559 that has not been converted to common stock.

During the year ended June 30, 2022 certain investors accepted a total of 118,663,761 shares at an average price of approximately $0.0019 in exchange for $225,259 of debt which was classified as common stock payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

At September 30, 2022 and June 30, 2022, the Company owed related parties a total of $70,792 and $75,446, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 5, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of September 30, 2022, of amounts due to related parties that will be converted as described in Note 5.

NOTE 7 – STOCKHOLDERS’ EQUITY

On August 7, 2021, the board approved amending its articles of incorporation to reduce the number of authorized shares from 700,000,000 to 310,000,000 of which 300,000,000 are reserved for common stock and 10,000,000 for preferred stock. The amendment was effective on September 9, 2021. Effective on September 30, 2021, the Company effectuated a 100-1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted to reflect the split.

Common Stock Issuances

During the three months ended September 30, 2022, the Company issued 452,022 shares in exchange for $43,648 at an average price of $0.10.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 9 – SUBSEQUENT EVENTS

In October 2022, the Company sold 160,208 shares of common stock for cash proceeds of $14,419 or $0.09 per share.

On November 3, 2022, the Company sold 52,150 shares of common stock for cash proceeds of $4,694 or $0.09 per share.

*****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a holding company for various technology and related activities. As of the date of this Report, our principal business strategy is seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. The Smart Shin Guard is a wearable protective device used while playing soccer and certain other sports combined with data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time.

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

Recent Developments

On October 16, 2022, the European Patent Office determined to grant our patent application for the Smart Shin Guard, subject to the Company paying a $2,600 fee by January 2023 and compliance with other grant procedures in applicable European member states.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Quarter Ended September 30, 2022 Compared to the Fiscal Quarter Ended September 30, 2021.

We had no revenues in the three months ended September 30, 2022 and 2021, and we sustained net losses of $163,922 and $58,955, respectively, in those periods. The increase in net loss between periods is primarily attributable to an impairment of long-lived assets of $115,000 related to the artwork acquired in June 2019, as to-date these assets have not been sold. The balance of our expenses for the 2022 period were general and administrative expenses. During the period ended September 30, 2021, our expenses consisted of general and administrative costs.

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

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the three months ended September 30, 2022, the Company used net cash of approximately $38,318 in operating activities as compared to approximately $57,090 for the three months ended September 30, 2021. The decrease in cash used from operations was due to an increase in accounts payable and accrued expenses, and impairment of long-lived assets. We expect expenses for professional services to continue to be relatively high due to our continuing reporting obligations with the SEC. We also anticipate sustained or increased operational expenses as we transition our focus from product development to production and marketing efforts.

In the three months ended September 30, 2022, we continued our product development efforts under two agreements with third party developers. Following completion of these projects, we intend to shift our focus to producing and marketing our product, including locating league players and teams to assist with advertising in exchange for free use of our products. We deployed our Smart Shin Guard prototype with one Italian Series C football team to assist with testing, monitoring and improving upon our product’s functionality, a process which is expected to last for several months. Our engineering staff are in the process of analyzing this data and updating our products as may be appropriate based on the results, including the artificial intelligence algorithms. We expect for our product development efforts to be completed by the end of calendar year 2022 or early 2023.

Cash Used in Investing Activities:

For three months ended September 30, 2022 and 2021, there was no cash used in or provided by investing activities.

Cash Flows from Financing Activities:

Cash flows from financing activities for the three months ended September 30, 2022 were $38,994 comprised of proceeds from sales of common stock partially offset by repayment of related party advances, compared to $53,839 for the three months ended September 30, 2021 which were a combination of advances from related parties and proceeds from sales of common stock.

We only have $882 in available cash as of September 30, 2022 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date these Financial Statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

We do not have sufficient capital to support our operations for the next 12 months and will be dependent upon on the proceeds from a financing, which may consist of sales of our common stock, the issuance of debt securities and/or issuance of securities convertible into shares of our common stock, any of which could have a dilutive effect on our existing shareholders. We intend to raise capital from existing investors or from the sale of a minority interest in our subsidiaries if and to the extent possible. We estimate that we will need to raise at least $1,000,000 in order to meet our working capital needs for the next 12 months. We plan to phase in our expenses and grow our business as working capital is available. We expect to continue to rely heavily on proceeds from loans and financing transactions unless and until we can commercialize our product and generate material revenue from sales as intended.

The Company expects to continue to use a portion of the authorized but unissued shares to convert previous loans made to the Company which total $80,351 as of September 30, 2022.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from the potential adverse effects of inflation, increasing interest rates in response and an economic downturn or recession which may result, which may result in declines in consumer spending particularly to non-essential products such as the Smart Shin Guard, the possibility of a new outbreak of COVID-19 or long-term or pervasive effects of the virus, and global supply chain disruptions, shortages and delays which may adversely affect our ability to develop, manufacture and sell our products within the intended timeframes or at all, delays in or suspensions of soccer league play particularly in areas in which we plan to further develop and market our product, and the risks summarized our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 in the section titled “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Significant Accounting Policies and Recent Accounting Pronouncements

Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

COVID-19 Update

The COVID-19 pandemic has had a significant adverse effect on the economy throughout the world, including by contributing to continued supply chain disruptions and suspensions of football (soccer) league play, and may continue to affect the economy and our industry, depending on the vaccine rollouts and the emergence of virus mutations.

COVID-19 has been a contributing factor in supply and labor shortages which have been pervasive in many industries. The extent to which a future COVID-19 outbreak and other adverse developments may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of September 30, 2022 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 18, 2022, the Company sold 296,640 shares of common stock to an investor for $29,664.

On September 26, 2022, the Company sold 155,382 shares of common stock to three investors for $13,983

On October 10, 2022, the Company sold 104,653 shares of common stock to certain investors for $9,419.

On October 18, 2022, the Company sold 55,555 shares of common stock to an investor for a total purchase price of $5,000 of previously paid subscriptions.

On November 3, 2022, the Company sold 52,150 shares of common stock to an investor at for $4,693.52 of previously paid subscriptions.

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

GHST World Inc.

Dated:	November 14, 2022	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	November 14, 2022	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	November 14, 2022	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)