Form 10-Q
period 2022-12-31
GHST World Inc.
filed 2023-02-14
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 10, 2023, the issuer had 125,222,070 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	December 31, 2022	June 30, 2022
	(Unaudited)
Assets

Current Assets
Cash	$461	$206
Total Current Assets	461	206

Other assets	—	115,000
Patent costs, net	41,960	39,181

Total Assets	$42,421	$154,387

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$3,041	$1,685
Advances from related parties	73,979	75,446
Common stock payable - related party	9,559	9,559
Total Current Liabilities	86,579	86,690

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding	6	6
Series B, 2,200 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 125,222,070 and 124,430,534 shares issued and outstanding at December 31, 2022 and June 30,2022	125,222	124,431
Additional paid-in-capital	9,434,348	9,362,205
Accumulated deficit	(9,603,509)	(9,418,947)
Accumulated other comprehensive loss	(227)	—
Total Stockholders’ Equity (Deficit)	(44,158)	67,697

Total Liabilities and Stockholders' Equity (Deficit)	$42,421	$154,387

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended December 31		For the Six Months Ended December 31
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	19,241	31,863	68,163	80,249
Product development costs	—	—	—	10,569
Depreciation and Amortization	1,399	—	1,399	—
Total operating expenses	20,640	31,863	69,562	90,818

Other Income (expense):
Interest expense	—	(150)	—	(150)
Loss on change in fair value of debts	—	(1,700)	—	(1,700)
Impairment of long-lived assets	—	—	(115,000)	—
Total Other Income (expense)	—	(1,850)	(115,000)	(1,850)

Net loss	$(20,640)	$(33,713)	$(184,562)	$(92,668)

Other comprehensive loss
Foreign exchange loss	$(227)	$—	$(227)	$—

Comprehensive loss	$(20,867)	$(33,713)	$(184,789)	$(92,668)

Net loss per common share
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
Basic	125,092,096	5,900,640	124,834,016	5,579,438
Diluted	125,092,096	5,900,640	124,834,016	5,579,438

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Three and Six Months Ended December 31, 2022 and 2021

(Unaudited)

									Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional		Other	Total
	Series A		Series B		$0.001 Par Value		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance June 30, 2021	6,000	$6	2,200	$2	5,239,832	$5,240	$9,174,792	$(9,267,062)	$—	$(87,022)
Issuance of common stock in exchange for debt	—	—	—	—	55,750	56	16,669	—	—	16,725
Net loss for the three months ended September 30, 2021	—	—	—	—	—	—	—	(58,955)	—	(58,955)
Balance September 30, 2021	6,000	$6	2,200	$2	5,295,582	$5,296	$9,191,461	$(9,326,017)	$—	$(129,252)

Issuance of common stock in exchange for debt	—	—	—	—	48,744,715	48,745	30,543	—	—	79,288
Issuance of common stock for cash	—	—	—	—	97,350	98	24,627	—	—	24,725
Net loss for the three month ended December 31, 2021	—	—	—	—	—	—	—	(33,713)	—	(33,713)
Balance December 31, 2021	6,000	$6	2,200	$2	54,137,647	$54,138	$9,246,631	$(9,359,730)	$—	$(58,953)

Balance June 30, 2022	6,000	$6	2,200	$2	124,430,534	$124,431	$9,362,205	$(9,418,947)	$—	$67,697
Issuance of common stock for cash	—	—	—	—	452,022	452	43,196	—	—	43,648
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	—	(163,922)	—	(163,922)
Balance September 30, 2022	6,000	$6	2,200	$2	124,882,556	$124,883	$9,405,401	$(9,582,869)	$—	$(52,577)

Issuance of common stock for cash	—	—	—	—	339,514	339	28,947	—	—	29,286
Foreign exchange loss									(227)	(227)
Net loss for the three months ended December 31, 2022	—	—	—	—	—	—	—	(20,640)	—	(20,640)
Balance December 31, 2022	6,000	$6	2,200	$2	125,222,070	$125,222	$9,434,348	$(9,603,509)	$(227)	$(44,158)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(184,562)	$(92,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of debt	—	1,700
Impairment of long-lived assets	115,000	—
Amortization	1,399	—
Foreign currency loss	(227)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,355	(2,075)
Net Cash Used In Operating Activities	(67,035)	(93,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(4,178)	—
Net Cash Used In Investing Activities	(4,178)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (Repayments to) related parties	(1,467)	46,637
Increase in common stock payable	—	15,334
Issuance of common stock for cash	72,935	24,725
Net Cash Provided By Financing Activities	71,468	86,696

Net increase (decrease) in cash	255	(6,347)

Cash - beginning of period	206	7,350

Cash - end of period	$461	$1,003

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for debt	$—	$96,012

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Condensed Notes to Consolidated Financial Statements

December 31, 2022 and June 30, 2022

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999.

The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the six months ended December 31, 2022 and 2021, and our financial position as of September 30, 2022, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had Comprehensive losses of $184,789 and $92,668 for the six months ended December 31, 2022 and 2021. The Company has an accumulated deficit of $9,603,509 and a stockholders’ deficit of $44,158 as of December 31, 2022, and used $67,035 and $93,043 in cash flow from operating activities for the six months ended December 31, 2022 and 2021.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, and additional financing. These financial statements do not include any adjustments related to the recovery and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern

Management intends to raise money through investors as needed to support its working capital needs. Currently the Company intends to raise capital from its existing shareholders. Management cannot provide any assurances that the Company will be successful in completing these undertakings and accomplishing any of its plans.

Principles of Consolidation

The consolidated financial statements include the accounts of the following inactive wholly owned subsidiaries:

•	GHST Art World, Inc
•	GHST Sport Inc.
•	IoTT world Inc.

All intercompany balances and transactions have been eliminated in consolidation.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements December 31, 2022 and June 30, 2022 (Unaudited)

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at December 31, 2022 or 2021.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the six months ended December 31, 2022 and 2021.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements December 31, 2022 and June 30, 2022 (Unaudited)

Intangible Assets

The Company capitalizes external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. Once a patent is granted, the Company will amortize capitalized patent costs for internally generated patents on a straight-line basis over seven years, which represents the estimated useful lives of the patents. Amortization is recorded on a straight-line basis over the seven-year estimated useful life. The seven-year estimated useful life for internally generated patents is based on management’s assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of its patent portfolio may not be recoverable.

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

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements December 31, 2022 and June 30, 2022 (Unaudited)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the three and six months ended December 31, 2022 or 2021.

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

On September 30, 2022, the Company’s management determined that the carrying value of the assets are impaired as there has been no third-party sales of such art work since acquisition and the planned business activity relating to such art work has been delayed. As a result, the Company has recorded an impairment loss of $115,000 for the six months ended December 31, 2022.

NOTE 4 – PATENTS

The Company obtained a patent dated June 30, 2020, which is a protection device used in sporting activity with the capability to monitor data from the device. The Company has capitalized the patent costs totaling $43,359 and $39,181 as of December 31, 2022, and June 30, 2022. The Company started amortizing the patent during the three months ended December 31, 2022 over the seven-year useful life of the patent. Amortization was $1,399 was recorded for the three months ended December 31, 2022.

	December 31, 2022	June 30, 2022
Patents	$43,359	$39,181
Accumulated amortization	1,399	—
Patents, net	$41,960	$39,181

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements December 31, 2022 and June 30, 2022 (Unaudited)

NOTE 5 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of December 31, 2022, and June 30, 2022, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2022 and June 30, 2022, the Company owed related parties a total of $73,979 and $75,446, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 5, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of December 31, 2022, of amounts due to related parties that will be converted as described in Note 5.

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

Common Stock Issuances

During the six months ended December 31, 2022, the Company issued 791,536 shares in exchange for $72,935 at an average price of $0.09.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the result of our operations.

NOTE 9 – SUBSEQUENT EVENTS

In February 2023, we entered into a development agreement to further develop the technology associated with our Smart Shin Guard product, particularly the data collection and transmission feature, for total fees of approximately $46,000.

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

Recent Developments

In February 2023, we entered into a development agreement to further develop the technology associated with our Smart Shin Guard product, particularly the data collection and transmission feature, for total fees of approximately $46,000.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Quarter Ended December 31, 2022 Compared to the Fiscal Quarter Ended December 31, 2021.

We had no revenues in the three months ended December 31, 2022 and 2021, and we sustained net losses of $20,640 and $31,863, respectively, in those periods. The decrease in net loss between periods is primarily attributable to reduced operating expenses, partially offset by depreciation and amortization in the 2022 without a comparable charge in the 2021 period. During each period, our expenses consisted of general and administrative costs.

Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021.

We had no revenues in the six months ended December 31, 2022 and 2021, and we sustained net losses of $184,562 and $92,668, respectively, in those periods. The increase in net loss between periods is primarily attributable to a $115,000 impairment of long-lived assets in the 2022 without a comparable charge in the 2021 period, partially offset by a reduction in operating expenses between periods.

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

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the six months ended December 31, 2022, the Company used net cash of approximately $67,035 in operating activities as compared to approximately $93,043 for the six months ended December 31, 2021. The decrease in cash used from operations was due to a reduction in administrative expenses. We expect expenses for professional services to continue to be relatively high due to our continuing reporting obligations with the SEC. We also anticipate sustained or increased operational expenses as we transition our focus from product development to production and marketing efforts.

In the six months ended December 31, 2022, we continued our product development efforts under agreements with third party developers. Following completion of these projects, we intend to shift our focus to producing and marketing our product, including locating league players and teams to assist with advertising in exchange for free use of our products. We deployed our Smart Shin Guard prototype with one Italian Series C football team to assist with testing, monitoring and improving upon our product’s functionality, a process which is expected to last for several months. Our engineering staff are in the process of analyzing this data and updating our products as may be appropriate based on the results, including the artificial intelligence algorithms. We expect for our product development efforts to be completed by the end of 2023.

Cash Used in Investing Activities:

For six months ended December 31, 2022 and 2021, there was $4,178 in cash used in or provided by investing activities.

Cash Flows from Financing Activities:

Cash flows from financing activities for the six months ended December 31, 2022 were $71,468 comprised of proceeds from sales of common stock partially offset by repayment of related party advances, compared to $86,696 for the six months ended December 31, 2021, which were a combination of advances from related parties and proceeds from sales of common stock.

We only have $461 in available cash as of December 31, 2022 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date these Financial Statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

The Company expects to continue to use a portion of the authorized but unissued shares to convert previous loans made to the Company which total $ 73,978.73 as of December 31, 2022.

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

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of December 31, 2022 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2022, the Company issued 339,514 shares in exchange for a total of $29,287 at an average price of $0.09 per share.

The above transaction was exempt from registration under Section 4(a)(2) under the Securities Act of 1933 (the “Securities Act”), and under Regulation S of the Securities Act as the shares were issued in a transaction not involving a public offering or in an offshore transaction to persons who are not U.S. Persons as defined by Regulation S, and there were no directed selling efforts made in the United States.

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

GHST World Inc.

Dated:	February 14, 2023	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	February 14, 2023	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	February 14, 2023	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)