Form 10-Q
period 2023-03-31
GHST World Inc.
filed 2023-05-12
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May   , 2023, the issuer had 125,222,070 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	March 31, 2023	June 30, 2022
	(Unaudited)
Assets

Current Assets
Cash	$539	$206
Total Current Assets	539	206

Other assets	—	115,000
Patent costs, net	40,362	39,181

Total Assets	$40,901	$154,387

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,795	$1,685
Advances from related parties	93,362	$75,446
Common stock payable	9,559	9,559
Total Current Liabilities	105,716	86,690

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding	6	6
Series B, 2,200 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 125,255,403 and 124,430,534 shares issued at March 31, 2023 and June 30,2022	125,255	124,431
Additional paid-in-capital	9,436,315	9,362,205
Accumulated deficit	(9,626,393)	(9,603,736)
Total Stockholders’ Deficit	(64,815)	(117,092)

Total Liabilities and Stockholders' Deficit	$40,901	$154,387

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	21,058	23,948	89,449	104,196
Product development costs	—	—	—	10,569
Depreciation and Amortization	1,599	—	2,997	—
Total operating expenses	22,657	23,948	92,446	114,765

Other Income(expense):
Interest Expense				(150)
Loss on change in fair value of debts				(1,700)
Impairment of long-lived assets	—	—	(115,000)	—
Total Other Income (expense)	—	—	(115,000)	(1,850)

Net loss	$(22,657)	$(23,948)	$(207,446)	$(116,615)

Net loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	25,239,107	82,423,684	124,967,075	30,717,015
Diluted	25,239,107	82,423,684	124,967,075	30,717,015

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Three and Nine Months Ended March 31, 2023, and 2022

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock $0.001 Par Value		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31,2021	6,000	$6	2,200	$2	54,137,647	$54,138	$9,246,631	$(9,359,730)	$(58,953)
Issuance of common stock in exchange for debt	—	$—	—	—	69,863,296	69,863	59,383	—	129,246
Issuance of common stock for cash					38,666	39	5,762	—	5,801
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	(23,948)	(23,948)
Balance March 31, 2022	6,000	$6	2,200	$2	124,039,609	$124,040	$9,311,776	$(9,383,678)	$52,146

Balance June 30, 2021	6,000	$6	2,200	$2	5,239,832	$5,240	$9,174,792	$(9,267,062)	$(87,022)
Issuance of common stock in exchange for debt	—	—	—	—	118,663,761	118,664	106,595	—	225,259
Issuance of common stock for cash					136,016	136	30,389	—	30,525
Net loss for the nine months ended March 31, 2022								(116,615)	(116,615)
Balance March 31, 2022	6,000	$6	2,200	$2	124,039,609	$124,040	$9,311,776	$(9,383,677)	$52,147

Balance December 31,2022	6,000	$6	2,200	$2	125,222,070	$125,222	$9,434,348	$(9,603,736)	$(44,158)
Issuance of common stock for cash	—	—	—	—	33,333	33	1,967	—	2,000
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	(22,657)	(22,657)
Balance March 31, 2023	6,000	$6	2,200	$2	125,255,403	$125,255	$9,436,315	$(9,626,393)	$(64,815)

Balance June 30, 2022	6,000	6	2,200	2	124,430,534	124,431	9,362,205	(9,418,947)	67,697
Issuance of common stock for cash	—	—	—	—	824,869	824	74,110		74,934
Net loss for the nine months ended March 31, 2023								(207,446)	(207,446)
Balance March 31, 2023	6,000	$6	2,200	$2	125,255,403	$125,255	$9,436,315	$(9,626,393)	$(64,815)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,446)	$(116,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of debt		1,700
Impairment of long-lived assets	115,000	—
Amortization	2,997	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,110	1,214
Net Cash Used In Operating Activities	(88,339)	(113,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(4,178)	—
Net Cash Used In Investing Activities	(4,178)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	17,916	60,845
Increase in common stock payable	—	15,334
Issuance of common stock for cash	74,934	30,525
Net Cash Provided By Financing Activities	92,850	106,704

Net increase (decrease) in cash	333	(6,988)

Cash - beginning of period	206	7,350

Cash - end of period	$539	$362

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for debt	$—	$225,259

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Condensed Notes to Consolidated Financial Statements

March 31, 2023 and June 30, 2022

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999.

The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three and nine months ended March 31, 2023 and 2022, and our financial position as of March 31, 2023, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $207,446 and $116,615 for the nine months ended March 31, 2023 and 2022. The Company has an accumulated deficit of $9,626,393 and a stockholders ‘deficit of $64,815 as of March 31, 2023 and used $88,339 and $113,701 in cash flow from operating activities for the nine months ended March 31, 2023 and 2022.

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

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2023 and June 30, 2022 (Unaudited)

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

Cash

Cash are amounts held at banks. The Company had no cash equivalents at March 31, 2023 or 2022.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the nine months ended March 31, 2023 and 2022.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2023 and June 30, 2022 (Unaudited)

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

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2023 and June 30, 2022 (Unaudited)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.. The Company had no potentially dilutive securities outstanding for the three and six months ended March 31, 2023 or 2022.

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

On September 30, 2022, the Company’s management determined that the carrying value of the assets are impaired as there has been no third-party sales of such art work since acquisition and the planned business activity relating to such art work has been delayed. As a result, the Company has recorded an impairment loss of $115,000 for the six months ended March 31, 2023.

NOTE 4 – PATENTS

The Company obtained a patent dated June 30, 2020, which is a protection device used in sporting activity with the capability to monitor data from the device. The Company has capitalized the patent costs totaling $40,362 and $39,181 as of March 31, 2023, and June 30, 2022. The Company started amortizing the patent during the three months ended December 31, 2022 over the seven-year useful life of the patent. Amortization was $2,998 was recorded for the three months ended March 31, 2023.

	March 31, 2023	June 30, 2022
Patents	$43,359	$39,181
Accumulated amortization	2,997	—
Patents, net	$40,362	$39,181

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2023 and June 30, 2022 (Unaudited)

NOTE 5 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of March 31, 2023, and June 30, 2022, the Company has a total of $9,559 that has not been converted to common stock.

During the year ended June 30, 2022 certain investors accepted a total of 118,663,761 shares at an average price of approximately $0.0019 in exchange for $225,259 of debt which was classified as common stock payable.

NOTE 6 – RELATED PARTY TRANSACTIONS

At March 31, 2023 and June 30, 2022, the Company owed related parties a total of $93,362 and $75,446, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 5, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of March 31, 2023, of amounts due to related parties that will be converted as described in Note 5.

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

Common Stock Issuances

During the nine months ended March 31, 2023, the Company issued 824,869 shares in exchange for $74,934 at an average price of $0.09.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the result of our operations.

On February 7, 2023, the Company entered into an agreement with a vendor to develop the technology associated with the Company’s patent for shin guards used in sports. The contract was for $46,000, but management decided to cancel the contract in favor of other potential vendors that the Company is studying closely.

NOTE 9 – SUBSEQUENT EVENTS

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

GHST World Inc.

Dated:	May XX, 2023	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	May XX, 2023	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	May XX, 2023	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)