Form 10-Q/A
period 2023-03-31
GHST World Inc.
filed 2023-09-01
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

As of May 11, 2023, the issuer had 125,255,403 shares of its common stock, $0.001 par value per share, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (the “Form 10-Q”) of GHST World Inc. (the “Company”), as filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2023. The Company is filing this Amendment to (i) correct various financial data in the financial statements contained in Part I. – Item 1 – Financial Information, particularly accumulated deficit and total stockholders’ deficit in the Consolidated Balance Sheet as of June 30, 2022, General and administrative expenses, depreciation and amortization, total operating expenses, Net Loss and Weighted average number of common shares outstanding in the Consolidated Statement of Operations for the three months ended March 31, 2023, and Cash Flows from Financing Activities in the Consolidated Statement of Cash Flows for the nine months ended March 31, 2022, together with changes to Note 7 – Stockholders’ Equity and Note 9 – Subsequent Events in the footnotes to such financial statements, (ii) include in Part I. - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – in the Form 10-Q which section was excluded from the original filing, (iii) correct the number of shares outstanding as of May 11, 2023 reflected on the cover page, (iv) correct Part I – Item 4 – Controls and Procedures to refer to the period ended March 31, 2023, and (v) add disclosure to Part II under Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds and Item 5 – Other Information. Each of these discrepancies resulted from an error made by the Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) filing agent in the submission of the original filing of the Form 10-Q with the SEC’s EDGAR system.

In addition, the Exhibit Index in Item 6 of Part II of the Form 10-Q is hereby amended and restated in its entirety and currently dated certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

The Form 10-Q as amended hereby continues to speak as of the date on which the Form 10-Q was initially filed, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the initial filing of the Form 10-Q other than as expressly indicated in this Amendment.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	March 31, 2023	June 30, 2022
	(Unaudited)
Assets

Current Assets
Cash	$539	$206
Total Current Assets	539	206

Other assets	—	115,000
Patent costs, net	40,362	39,181

Total Assets	$40,901	$154,387

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,795	$1,685
Advances from related parties	93,362	$75,446
Common stock payable	9,559	9,559
Total Current Liabilities	105,716	86,690

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding	6	6
Series B, 2,200 shares issued and outstanding	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 125,255,403 and 124,430,534 shares issued at March 31, 2023 and June 30,2022	125,255	124,431
Additional paid-in-capital	9,436,315	9,362,205
Accumulated deficit	(9,626,393)	(9,418,947)
Total Stockholders’ Deficit	(64,815)	67,697

Total Liabilities and Stockholders' Deficit	$40,901	$154,387

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	21,286	23,948	89,449	104,196
Product development costs	—	—	—	10,569
Depreciation and Amortization	1,598	—	2,997	—
Total operating expenses	22,884	23,948	92,446	114,765

Other Income(expense):
Interest Expense				(150)
Loss on change in fair value of debts				(1,700)
Impairment of long-lived assets	—	—	(115,000)	—
Total Other Income (expense)	—	—	(115,000)	(1,850)

Net loss	$(22,884)	$(23,948)	$(207,446)	$(116,615)

Net loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	125,239,107	82,423,684	124,967,075	30,717,015
Diluted	125,239,107	82,423,684	124,967,075	30,717,015

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

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,446)	$(116,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of debt		1,700
Impairment of long-lived assets	115,000	—
Amortization	2,997	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,110	1,214
Net Cash Used In Operating Activities	(88,339)	(113,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(4,178)	—
Net Cash Used In Investing Activities	(4,178)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	17,916	60,854
Increase in common stock payable	—	15,334
Issuance of common stock for cash	74,934	30,525
Net Cash Provided By Financing Activities	92,850	106,713

Net increase (decrease) in cash	333	(6,988)

Cash - beginning of period	206	7,350

Cash - end of period	$539	$362

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for debt	$—	$225,259

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure. Other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements. In April 2023 the Company formed a new wholly-owned subsidiary, InSSIDe World, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a holding company for various technology and related activities. As of the date of this Quarterly Report on Form 10-Q (this “Report”), our principal business strategy is seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. The Smart Shin Guard is a wearable protective device used while playing soccer and certain other sports combined with data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time.

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

Recent Developments

On March 10, 2023, we terminated our agreement with Hemar AG, which agreement provided for the development of artificial intelligence capabilities for our Smart Shin Guard product. We are currently seeking vendors to further develop the Smart Shin Guard with the goal of marketing the product later in 2023. To do so, we need to complete the development process for the product, which may entail, among other things, further addressing its potential artificial intelligence capabilities. We are also in search of other strategic alliances and potential business opportunities to develop and enhance our business plan and intended product offerings.

In April 2023, the Company incorporated InSSIDe World Inc., a Florida corporation and wholly-owned subsidiary of the Company, as a development-stage business which is intended to be focused on intelligence, security, strategic infrastructure and defense.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Quarter Ended March 31, 2023 Compared to the Fiscal Quarter Ended March 31, 2022

We had no revenues in the three months ended March 31, 2023 and 2022, and we sustained net losses of $22,884 and $23,948, respectively, in those periods. During the three months ended March 31, 2023 and 2022, expenses consisted primarily of general and administrative expenses, including professional fees for legal and financial services. The decline in operating expenses related to termination of our previous agreement with Hemar AG, although we are in discussions with prospective new AI vendors to further develop our Smart Shin Guard Product.

Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

We had no revenues in the nine months ended March 31, 2023 and 2022, and we sustained net losses of $207,446 and $116,615, respectively, in those periods.

Our total operating expenses were $92,446 and $114,765 during the nine months ended March 31, 2023 and 2022, respectively reflecting a decrease in general and administrative expenses of $14,747 between periods, partially offset by the lack of product development costs in the 2023 period compared to $10,569 of such costs in the 2022 period.

We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing and selling our product(s) in sufficient quantities, which was previously delayed due to COVID-19 impacts on our development efforts and on league play which adversely affected our product development capabilities. We may encounter further delays, as we terminated our prior agreement to develop certain technology related to our Smart Shin Guard, and our currently in search of collaboration partners and strategic alliances and transactions to further advance our products and advance our business.

We also may encounter difficulties commercializing our product(s) in the future based on supply chain issues, inflation and adverse market conditions which may result. In order to become profitable, we will need to establish a sufficient market for our product, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the nine months ended March 31, 2023, the Company used net cash of $88,339 in operating activities as compared to $113,701 for the nine months ended March 31, 2022. The decrease in cash used from operations was primarily due to a one-time impairment of long-lived assets of $115,000 in the 2023 period related to previously purchased art work, with no related item in in the 2022 period, partially offset by decrease in professional fees and compliance costs in the 2023 period. We anticipate sustained or increased operational expenses as we transition our focus from product development to production and marketing efforts, which is expected to begin later in 2023 assuming our product development goals are met and testing yields satisfactory results. We also may experience higher costs as we pursue new potential business ventures, such as any new business we may pursue through InSSIDe World Inc. as described above, and potentially other business pursuits.

Cash Used in Investing Activities:

For the nine months ended March 31, 2023 and 2022, the Company used $4,178 and $0 in investing activities.

Cash Flows from Financing Activities:

Cash flows provided by financing activities for the nine months ended March 31, 2023 were $92,850 compared to $106,713 for the nine months ended March 31, 2022. The difference between periods is primarily attributable to subscriptions for common stock totaling $30,525 in the 2022 period compared to $74,934 in the 2023 period, partially offset by a decrease in advances from related parties in the 2023 period when compared to the prior period.

Liquidity

We have $539 in available cash as of March 31, 2023 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

The Company expects to continue to use a portion of the authorized but unissued shares to raise capital and/or to convert previous loans made to the Company. During the three months ended March 31, 2023, the Company sold 33,333 shares of common stock at a purchase price of $0.06 per share, for total gross proceeds of $2,000.

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the development of the Smart Shin Guard and plans to begin commercializing the product in 2023, the planned operation of InSSIDe World Inc. as a development-stage business with a focus on intelligence, security, strategic infrastructure and defense, our pursuit of other strategic partnerships and business opportunities to enhance of product offerings and operations, the implementation of our business plan and expected timelines for meeting objectives, our use of common stock in capital raising efforts and to satisfy previous advances to us, and our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from the potential adverse effects of inflation, increasing interest rates in response and an economic downturn or recession which may result, which may result in declines in consumer spending particularly to non-essential products such as the Smart Shin Guard, global supply chain disruptions, shortages and delays which may adversely affect our ability to develop, manufacture and sell our products within the intended timeframes or at all, risks and uncertainties surrounding new business opportunities we pursue, and the risks summarized our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 in the section titled “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of March 31, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2023, the Company sold 33,333 shares of common stock at a purchase price of $0.06 per share, for total gross proceeds of $2,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On March 10, 2023, we terminated our agreement with Hemar AG, which agreement provided for the development of artificial intelligence capabilities for our Smart Shin Guard product. The agreement was previously filed as Exhibit 10.2 to our Registration Statement on Form 10-12G.

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

GHST World Inc.

Dated:	September 1, 2023	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	September 1, 2023	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	September 1, 2023	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

