Form 10-K
period 2023-06-30
GHST World Inc.
filed 2023-10-13
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,407,776 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of October 5, 2023, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
106	Salberg & Company, P.A.	Boca Raton, Florida

Explanatory Note

As previously disclosed in the Current Report on Form 8-K originally filed by GHST World Inc. (the “Company”) on October 4, 2023 and amended on October 10, 2023, the Company’s Board of Directors concluded that the Company’s previously issued audited financial statements as of and for the fiscal year ended June 30, 2022 (“FY 2022”) included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022 (the “2022 Form 10-K”) should no longer be relied upon following the re-audit of those financial statements resulting in certain material adjustments to such financial statements and a restatement of such financial statements to reflect the adjustments. The restatement relates to the following corrections of errors contained in the previous financial statements for FY 2022: (i) the inclusion of a new non-cash expense arising from the issuance of approximately 118,663,761 shares of common stock during FY 2022 in satisfaction of indebtedness at an average price per share of approximately $0.0019, below the fair market value of the shares, (ii) a non-cash impairment related to the Company’s 119 art paintings, (iii) a non-cash write-off of patent costs, and (iv) a write-off of a related party receivable. As a result of these corrections, the Company’s net loss for FY 2022 increased from $151,885 as was reflected in the 2022 10-K to approximately $3,987,000.

This Annual Report on Form 10-K (this “Report”) for the fiscal year ended June 30, 2023 (“FY 2023”) contains updated and corrected audited financial statements for FY 2022 to reflect the adjustments described above, each of which are described in more detail elsewhere in this Report. Therefore, this Report and the audited financial statements contained herein update and supersede the 2022 Form 10-K with respect to such financial statements and the related disclosure.

i

PART I

ITEM 1. BUSINESS.

Cautionary Note Regarding Forward Looking Statements

This annual report on Form 10-K (this “Report”) contains forward-looking statements including statements regarding the Company’s patents, the development, marketing and sale of its products including its Smart Shin Guard, the implementation of its business plan and expected timelines for meeting its objectives, the intended launch of a new business line focused on clean energy infrastructure and services and our initial four solar plants and anticipated revenue and projections for that business, the need for capital to fund and grow its operations, and liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are summarized in the “Summary of Risk Factors” below and are more particularly described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

History

GHST World Inc. (“GHST” or the “Company”) was organized on November 12, 1999 as a Nevada corporation. On December 2, 2002, the Company merged with and into I.A. Europe, leaving I.A. Europe as the surviving corporation and on April 8, 2008, the Company amended its certificate of incorporation to change its name. From 2002, GHST was a shell corporation with no assets, revenues or operations until January 2008 when it acquired rights to an advertisement filtration system for televisions. It subsequently abandoned that business and became a shell corporation again until 2020 when it entered the sports technology industry when it obtained the rights to a patent for Smart Shin Guard (“Smart Shin Guard” or “SSG”) technology.

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

Current Status

On April 3, 2019 we formed GHST Sport Inc. (“GHST Sport”) as a wholly-owned subsidiary of the Company and shifted our business focus to the marketing and sale of technologically-enhanced sports equipment and the acquisition and development of related intellectual property. To that end, on June 30, 2020 we obtained a U.S. patent for our Smart Shin Guard, in October 2022 we obtained a European patent in Europe which covers five countries (Italy, France, Spain, Germany and the United Kingdom).

On June 29, 2019, the Company acquired all of the capital stock of GHST Art World Inc., a Florida corporation (“GHST Art”), whose principal assets consisted of 119 art paintings and reproductions.

In April 2019, we formed IoTT World Inc. (“IoTT”), which is an acronym for “Internet of Things Tech,” as our wholly-owned subsidiary which focuses on the research and development of technology and products designed to connect common household and other electronic devices using the Internet. IoTT is still in the early stages of development. IoTT World Inc. will manage the data platform for all sports resulting from the recently signed a joint venture agreement with the cross-Ing, an artificial intelligence (AI) company, as described below at page 3.

In April 2023, the Company formed InSSIDe World, Inc. (“InSSIDe”), a Florida corporation, as its wholly-owned subsidiary, as a development stage business which is intended to have a focus on the areas of clean energy infrastructure and services and intelligence, security and defense.

We currently have minimal assets other than our patented technology and are relying on the ability to raise the necessary capital to exploit the patents we acquired to the Smart Shin Guard. We plan to market and sell this product to athletes, sports teams, organizations and leagues, with an initial focus on professional and amateur soccer (football) teams and leagues, both within the U.S. and abroad.

We have not yet generated significant revenue from any of our current products, and have relied upon issuances of shares of our common stock and related party loans to fund our operations. We continue to develop our Smart Shin Guard and related technology, including a smart phone application, as more particularly described below.

Our management and directors are based in Italy and other European countries. We have no employees.

Acquisition of Intellectual Property Rights to the Smart Shin Guard

In 2018, the Company acquired the rights to the 2015 Italian patent and underlying concept for the Smart Shin Guard in exchange for 2,000,000 shares of common stock which were issued in December 2021. The Company has since been issued a U.S. patent (Patent No. US 10,695,651 B2; “Protection Device for Carrying Out Sports Activities Usable in Data Analysis and Monitoring System, and Relative System and Method for Processing and Calculating the Sent Data”) for the Smart Shin Guard. In October 2022 we received confirmation of the assignment of the European patent for the Smart Shin Guard. In March 2023 we were granted a patent for the Smart Shin Guard in Hong Kong, however we subsequently determined to abandon that patent.

The patents contemplate potential application of the invention within other forms of athletic equipment outside of shin guards used in soccer or similar sports. We may consider expanding our technology to other applications of the invention in the sporting world depending on the results our efforts to market and sell the Smart Shin Guard.

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

Product Development

The Company has completed the Beta testing of the functionality of the Smart Shin Guard, and the product is now in the industrial development phase which involves a focus on further development of the electronic and software component, specifically with respect to the software for data collection and transmission and adding artificial intelligence to assist with precision and repeatability.

We are continuing to collect data on the functionality of our Smart Shin Guards. We expect to complete the development phase of the Smart Shin Guard in the end of calendar year 2023, whereupon we intend to begin the manufacturing process through a third party and then the sales process, which will initially be focused on non-professional players (teams and individuals). However, our previous projections for completion of the product’s development have not been met, due in part to our limited capital and human resources and volatility and uncertainty in the financial markets affecting both us and third parties we utilize.

In connection with our development efforts for the Smart Shin Guard, in calendar year 2021 we entered into two agreements with independent contractors which provide for the development, testing and improvement of prototype software. The work contemplated by these agreements has since been completed. On September 23, 2023 we entered into a joint venture agreement with cross-ING, an AI development company, which contemplates further development of the Smart Shin Guard for soccer and for other sports, with a particular view to developing software for the smart phone application and expanding the products’ use to other sports in addition to soccer. In exchange for these services, we have agreed to pay the service provider the following (i) 40,000 Swiss Francs (approximately $44,068.20 U.S. Dollars) per milestone achieved under the agreement as determined by a “steering group” comprised of senior representatives from each party, (ii) 4,476,176 shares of the Company’s common stock, and (iii) royalty payments of 1 Swiss Franc (approximately $1.10 U.S. Dollars) per unit sold, for up to 150,000 units.

We are currently seeking vendors to further develop the Smart Shin Guard with the goal of marketing the product later in 2023 or in 2024. To do so, we need to complete the development process for the product, which may entail, among other things, further addressing its potential artificial intelligence capabilities. We are also in search of other strategic alliances and potential business opportunities to develop and enhance our business plan and intended product offerings.

For more information on these and other contemplated features of our Smart Shin Guard, see “Applications and Uses.”

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

Other Subsidiaries

Other than GHST Sport, we have three other subsidiaries which we expect to play a less central role to our business plan and future operations, at least in the short term. These subsidiaries are still in the early developmental stages and we do not expect either to materially contribute to our business plan and operations as described elsewhere in this report. If we find investors or strategic partners interested in either of these subsidiaries, we may enter into agreements or arrangements with such parties pursuant to which we will issue equity or debt interests in the Company or one of our subsidiaries. Below is a brief description of each subsidiary.

GHST Art World Inc.

GHST Art is our wholly-owned subsidiary which we acquired on June 29, 2019 together with its portfolio of 119 art paintings and reproductions as its principal assets. We have not sold any of these assets. We are also developing a virtual artist “incubator” and art trading platform and network to assist emerging artists increase their visibility and locate and procure sales of their artwork to consumers. GHST Art is also in the process of founding an online newspaper, and will also provide information on the group's activities. These concepts are still in the early development stage and we do not expect to bring them to market or generate revenue therefrom in the short term.

IoTT World, Inc.

IoTT, which is an acronym for “Internet of Things Tech,” is our wholly-owned subsidiary which, with the signing of the joint venture agreement with the AI company cross-Ing, is planning to provide a series of data platforms for all sports programmed in the joint venture agreement, and no longer just a platform for our SSGs related to soccer. This concept is still in the early development stage and we do not expect to bring it to market or generate revenue from it in the short term.

The first database will be for our SSG a database sector in which all the data collected per user of those who buy and wear our SSGs will converge, so that they can be consulted, for a fee, by insiders such as coaches, athletic trainers, technical sports directors, and others involved with the player/team, or by the players themselves, thus creating a large sports database for use in all sports.

InSSIDe World Inc.

InSSIDe World, Inc., our wholly-owned subsidiary, is a development stage business with a focus on the areas of clean energy infrastructure and services and intelligence, security and defense.

While preparation of a business plan for this entity is ongoing, InSSIDe is expected to be divided into two general business units: (1) clean energy infrastructure and services and (2) intelligence, security and defense. The clean energy unit is expected to be focused on the evaluation, acquisition, financing an installation of solar panels. The intelligence, security and defense unit is expected to be focused on the design and provision of systems and services such as integrated risk management and cybersecurity measures, investigative analysis and training for open source and human intelligence, and regulatory compliance and certifications.

The Company has secured the first four solar energy production plants ready for a total of eight megawatts (MW) of energy. If the Company is able to secure the capital necessary to finance these first four solar plants, they are expected to be able to produce significant revenues for the next 20 years. InSSIDe’s objective in this sector is to install 100 MW in two years. If the Company is able to secure the capital necessary to finance these first four solar plants, management anticipates that this subsidiary could start having revenues as early as the first months of calendar year 2024.

Competition

With respect to GHST Sport, we will compete directly with sports equipment and apparel developers, wholesalers and retailers, as well as other businesses offering player and team tracking technology, some of which sell similar products to ours, and many of which have significantly greater capital and human resources than we do. For example, we face competition from other businesses which provide smart data tracking and collection technology in the form of wearable sporting equipment, including Soccerment and TibTop, each of which offers wearable shin guards, and Catapult Sports, which offers similar wearable devices, with some level of data collection, analysis and transmission functionalities. Although we believe our Smart Shin Guard technology to be unique in terms of its patented features and processes and the depth of information it can collect, analyze and transmit, there can be no guarantee that our competitors have not or will not develop and sell technology that is similar or superior to ours and/or that will hinder or limit our ability to access the market. Further, with respect to the phone app for the Smart Shin Guard, there is at least one other similar application called Goalon which allows users to track certain performance metrics directly on their cellular device, and there may be others currently in the market or that are being or may be developed that we will compete with. Additionally, some sporting equipment companies and service providers offer technology or services using different means, such as cameras that collect and transmit team and player data in a manner similar to ours, could be seen as competitors. Offerings of similar equipment and technology to our Smart Shin Guard by any of these competitors will likely create a barrier to market entry for our product and/or render it difficult to develop or grow a customer base, particularly to the extent our potential customers and users have already integrated competitor products and services. Further, while we are not aware of similar wearable devices that are approved by soccer leagues for in-play usage, we have also not obtained such approval for the Smart Shin Guard ourselves, and there can be no assurance that such approval will be obtained.

With respect to GHST Art, we expect to face competition from niche art platforms and galleries as well as larger platforms on which artists can display their works, such as Instagram and Facebook. Among our more direct competitors in the artist accelerator and marketing platform businesses are Looklateral, Koones, Lean Artist, Mecenate.online, Rise Art and Saatchi Art. Many of our competitors in this field have access to greater financial resources and business networks and more experience in the industry, which will pose challenges to any future operations and barriers to market entry and growth.

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

With respect to InSSIDe World, numerous renewable energy production companies are already established in both U.S. and international markets. The renewable energy sector has seen both promotion and incentivization from U.S. and international governments, and rapid growth in the industry as a whole may present intensely competitive market conditions. For example, if and when we begin operations in the clean energy space, we will be competing with large established energy companies like Iberdrola, Constellation Energy Group, and General Electric, all of whom have more capital resources, experience, vertically integrated operations than we do and have an established market presence. We will also face intense competition from other smaller enterprises involved in clean energy. Further, with renewable energy becoming a focal point of various governments, new regulations and the competitive forces we face could impact the development and implementation of our business.

Employees

We currently have no employees. Our officers provide services on a part-time basis.

Status as an Emerging Growth Company

Because we have nominal revenues and have never had a registration statement become effective, we are an emerging growth company. An emerging growth company is defined as a company which had annual gross revenues were less than $1.07 billion during its most recently completed fiscal year and have never sold common equity securities under a registration statement. We will continue to be an emerging growth company until the earlier of: (i) the last day of the fiscal year of the Company during which we had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the date of the Company’s first sale of common equity securities of pursuant to an effective registration statement under the Securities Act; (iii) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

The federal securities laws and regulations provide certain exemptions for emerging growth companies with respect to financial information and disclosure requirements in registration statements and periodic reports and certain activities in connection with initial public offerings. The exemptions available to us as a result of our status as an emerging growth company are summarized as follows:

•	Unlike other reporting companies, we are not required to hold periodic shareholder voting on executive compensation, the frequency of shareholder voting of executive compensation, and golden parachute compensation.
•	We are permitted to include less extensive narrative disclosure in our reports filed with the SEC than is required of other reporting companies, particularly in the description of executive compensation.
•	We are not required to include a report of our independent registered public accounting firm on the Company’s internal control over financial reporting in our SEC filings.
•	We would not be required to comply with new or revised financial accounting standards until private companies (e.g., those that have not had a Securities Act registration statement declared effective and do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.
•	We would be exempt from any requirement adopted by the Public Company Accounting Oversight Board in the future providing for a mandatory rotation of companies’ accounting firms.
•	We are permitted to submit a registration statement under the Securities Act to the SEC on a confidential basis if the registration statement and all amendments are publicly filed at least 21 days before we were to conduct any road show with respect to such offering.
•	We may communicate with prospective investors that are qualified institutional buyers or institutions that are accredited investors to determine interest in a contemplated offering either prior to or after filing a registration statement under the Securities Act.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

•	We have generated no material revenue during the last three fiscal years or current fiscal year, and in order to continue as a going concern we require additional capital either through a debt or equity financing.
•	We are still in the process of developing our Smart Shin Guard, which is our principal product the development of which has been a lengthy and uncertain process for which we have failed to meet internal forecasts on multiple occasions, and there can be no assurance we will be successful in completing such development or that we can successfully market this product once developed.
•	We have a limited operating history and our likelihood of success is contingent upon the problems, expenses, and complications frequently encountered by development stage companies.
•	We may have or discover in the future material weaknesses in our internal controls and may face difficulties remediating any such weaknesses;
•	In order to generate material revenue, we will need to successfully develop and market our products and services, including the Smart Shin Guard which is our principal product and is still under development;
•	Our business is dependent upon our intellectual property which we may be unable to obtain or protect without incurring significant expenses or at all.
•	We may become involved in litigation to defend our intellectual property or to defend against infringement claims from third parties, which would be expensive and time consuming and could materially adversely affect our business.
•	We are highly dependent on a small number of key personnel, the loss of whom would materially adversely affect our business.
•	The industry in which we principally operate is highly competitive, and most of our competitors have greater financial and other resources and capital raising abilities than we do, which will render our efforts to establish a market for our brand and products, including our Smart Shin Guard, particularly challenging.
•	Because we will be reliant on a single product, if we are unable to establish a market for our product and generate material revenue, this lack of diversification will be difficult to overcome and investors could lose some or all of their investment.
•	There is currently no active market for our securities, there can be no assurance that such a market will ever develop, and the future prices and liquidity of our securities could be unpredictable and volatile.
•	Certain events have caused and may continue to cause disruptions in our business and industry, which may hinder our progress and growth prospects.

Risks Related to the Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing.

We have limited capital and have accumulated losses through June 30, 2023, of $13,370,665 since inception. Because we do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, our auditors have issued an opinion with an explanatory paragraph regarding our ability to continue as a going concern. Our continued existence is dependent upon us or obtaining the necessary capital to meet our expenditures. We cannot assure you that we will be able to raise adequate capital to meet our future working capital needs.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We currently need substantial working capital. The slowdown in the global economy or any subsequent or further financial hardship caused by the war in Ukraine, inflation and central banks interest rate increases in response, along with any recession or market downturn which result, could adversely affect our ability to raise capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to remain in business, and we will have to cease operations.

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

Prospective investors should be aware that if we are not successful in our new business, their entire investment in the Company could become worthless. Even if the Company is successful, we can provide no assurances that investors will derive a profit from their investment. Even if we can raise sufficient capital or generate revenue, we cannot guarantee any resulting proceeds to us will be sufficient for us to grow our operations and become profitable. In past periods we have failed to meet anticipated or desired milestones for our product development within the timelines originally projected, in part due to our limited capital and other resources as well as external factors. These delays and limitations raise questions as to our ability to achieve our goals within the time periods desired or at all. If we are not successful, you may lose your entire investment.

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

Since we have a limited operating history under our current business model, which we are frequently adjusting in pursuit of new business opportunities, it is difficult for investors to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by start-up companies in a highly competitive industry such as ours, which contains significant barriers to market entry. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Because GHST is in the development stage of each of its planned businesses and its business plan is unproven, we may fail to generate material revenue or achieve profitability.

GHST is relying primarily upon its U.S. patented sports equipment technology which we intend to market and sell in the U.S. and foreign athletic markets to individual players, teams and organizations interested in the Smart Shin Guard’s data collecting capabilities. We have not sold our products, and do not presently have inventory available for sale. Our development process for the Smart Shin Guard has repeatedly been delayed from original projected timeframes due to our small size and lack of capital. If this trend continues and we fail to commercialize the product before our patents expires in our target markets, we could fail to generate material revenue or establish brand recognition necessary to achieve our goals and provide value to our shareholders. We cannot assure you that assuming we obtain sufficient financing, we will be able to successfully market our product in any of the target countries, derive any material revenue or attain profitability. Further, with the addition of InSSIDe World which is in its very early stages as a solar energy and intelligence and defense company, in addition to our legacy focus on the Smart Shin Guard and the other early stage businesses we are developing or considering as described in this Report, our management team will be divided among multiple projects, and may be unable to allocate and use our limited resources in an efficient or effective manner. Further, each industry in which we seek to operate through the aforementioned businesses and business plans poses unique challenges, including intense competition, regulatory requirements, and limitations on qualified personnel and market opportunity, which gives rise to further risks and uncertainties that are particularly present for us as we continue in the early development stage of each prospective business. If we are not successful in marketing the Smart Shin Guard and/or developing other business as presently intended, it is likely that you will lose your entire investment.

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

Among other things, implementation of our growth strategy would be adversely affected by the following:

•	we may not be able to attract sufficient customers/subscribers for our product(s);
•	our research and development, manufacturing and marketing costs may be materially more than we anticipate which will affect our future gross profit margins;
•	a decline in general market conditions may prevent us from successfully establishing a customer base or raising capital as required;
•	if our product proceeds to the commercialization phase, we may fail to adequately protect or maintain our intellectual property, especially if the development phase continues to be delayed or prolonged; and
•	we may face significant litigation from competitors with intellectual property rights for products that are similar to ours, the occurrence of which would not only divert our management’s time and attention, but involve prohibitive legal and other defense costs.

Our business will depend, to a large extent, upon our intellectual property.

We rely on our patents in certain jurisdictions to protect our Smart Shin Guard technology. These patents and any future patent(s) we can obtain will be critical to our ability to market our product in applicable jurisdictions without the risk of reverse engineering of our technology. In the event that we are unable to secure, maintain or enforce such patents, the marketability and viability of our product could be adversely affected, including by being vulnerable to reverse engineering in any jurisdiction where the patent did not issue. While we received the patent grants in U.S., Italy, France, Spain, Germany and the United Kingdom, there can be no assurance that other patents needed to pursue our goals and achieve our objectives will be secured or maintained. For example, while in October 2022 we received approval of our European patent application covering up to 36 countries, in 2023 we made the decision to limit payment of the corresponding fees to receive the official patent grant to select jurisdictions within Europe, while allowing the patents to lapse in other European jurisdictions for failure to pay the fee, in order to manage costs. Further, we were granted a patent in Hong Kong in March 2023 but subsequently abandoned that patent. We cannot predict with certainty the potential consequences of this course of action for our future operations in Europe and Asia. In the event we are unable to obtain, maintain or protect our patents and the intellectual property related to our technology, the value of our intellectual property and our ability to generate revenue therefrom could be materially adversely affected.

If we cannot protect intellectual property rights related to our current or future products, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our current or future products. The strength of our patent in the sports logistics and technology field involves complex legal questions and can be uncertain. Our international patents may fail to result in adequate protection in the countries in which we desire to market and sell our products. Even for our issued patents, third parties may challenge their validity, enforceability or scope, which may cause such patents to be narrowed or invalidated. Even if unchallenged, our patents and may not adequately protect our intellectual property or prevent others from designing around our claims.

If we fail to maintain, monitor or enforce patents we hold or if their breadth or strength of protection is threatened, it could threaten our ability to commercialize our products. Issued patents may be found invalid and unenforceable or challenged by third parties. Patents have a limited lifespan. In the United States, the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. The life of a patent, and the protection it affords, is limited. When the patent life has expired for a product, we will become vulnerable to competition from similar products or generic versions attempting to replicate our Smart Shin Guard or other products we may develop or acquire in the future. Further, if we continue to experience delays in our product development efforts, and/or encounter delays in production, distribution or in regulatory or league approvals, the time during which we will be able to market and commercialize a product candidate under patent protection could be significantly reduced, and as a result we may be unable to establish material or consistent revenue streams, brand recognition or markets for our product before competitors use our designs or processes to market similar products.

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

We rely on a patent on the Smart Shin Guard to protect our intellectual property rights. In the United States, we have a patent and also have patents in certain jurisdictions in Europe. If we do not maintain these patents, we may be subject to significant competition. Competitors may infringe our patents or otherwise take action against our intellectual property rights. To counter such infringement, interference or similar adverse occurrence, we may be required to file infringement or similar claims, or we may be required to defend the validity or enforceability of our intellectual property rights, including our patents, which can be expensive and time-consuming and may force us to divert our limited resources. In an infringement proceeding, a court may decide that either one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. Any difficulties or inability to obtain or maintain a patent in a jurisdiction for which we hold or seek patent protection would materially adversely harm our business.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions regarding our patents. An unfavorable outcome could require us to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Our defense of litigation or interference proceedings may fail and, even if successful, may cause us to incur substantial costs and distract the attention of our management and other employees. We may not be able to prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

Businesses, including development stage companies such as ours which often grow rapidly, tend to have difficulty managing their growth. If we are able to successfully market our products and services, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

As described elsewhere in this Report, in addition to our Smart Shin Guard the development of which remains our principal business focus, we are in the process of developing and/or pursuing business plans for GHST Art, IoTT, and InSIDDe World, each of which involves a unique business model and would take substantial time and resources to execute and develop into a revenue generating enterprise. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

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

Our revenue and operating results may vary significantly from quarter-to-quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and our own forecasts. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include the following:

•	the rate at which we are able to develop and distribute our product;
•	the usage by subscribers of our interactive technology;
•	seasonal patterns in the athletic and sporting goods industry and other industries we target;
•	worsening economic conditions such as those caused by inflation and interest rate hikes in response which cause customers to reduce spending of goods and services such as those we intend to offer;
•	changes in the regulatory environment, including regulation of advertising, that may negatively impact our marketing practices;
•	the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and
•	costs related to the launch or acquisition of new technologies or businesses.

Expenditures by customers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns of athletes, teams, leagues and the general public. Any decline in the economy may alter teams’ and players’ current or prospective spending abilities or priorities and limit our sales, or may delay sales with such prospective customers, and could materially and adversely affect our business, results of operations and financial condition. For example, leagues operate on a seasonal basis, and may reduce or suspend their periods of activity due to factors beyond our control, as has taken place in the past during calendar years 2020 and 2021 due to COVID-19 when many public venues including sporting events ceased or limited public attendance in an effort to reduce the spread of the pandemic.

If we fail to retain our key personnel and grow our human resources, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Mr. Esterino Castellazzi, our President and Chairman of our Board of Directors, plays an important role in moving our business ahead and obtaining financing. In recent periods, our personnel have served us for no compensation, and none of our key personnel have any agreements to continue serving us. The loss of the services of Mr. Castellazzi or other key personnel and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

We expect to rely on outside consultants and employees who may be difficult to control and may expose to liability and/or limit our ability to grow our operations as desired or at all.

Due to our limited capital, we will rely on the outside consultants and employees to develop and market our product and/or expand our business models. In the event that one or more of these consultants or employees terminates their services to with the Company, fails to follow management’s instructions or becomes unavailable, we may see adverse effects to our business and face difficulty locating and retaining suitable replacements. Further, because we will operate in multiple countries, language barriers and complications with respect to monitoring our personnel is more likely than a more localized approach. There can no assurance that our employees or consultants will stay with us or can be adequately controlled, or that we will be able to retain replacements on favorable terms or at all, in which case our business could be harmed.

We will rely on third parties to sell our products, and if any of these third parties alter, restrict access to or discontinue their relationships with us, or experience technical difficulties, our ability to market our product(s) would be diminished and our business, revenue and financial results could be harmed.

We will rely on a combination of direct sales, licensing agreements, and the use of our website to sell our Smart Shin Guard and any other products or services we have or may develop or acquire. If our website or one or more of these third parties experiences a security breach or outage, or any third party through which we sell or to whom we license our product terminates or adversely modifies the terms of their engagement with us, our ability to develop and grow a customer base decline and our ability to reach potential customers would be negatively affected, causing our revenues and financial results to be harmed.

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business depends on the overall demand for our Smart Shin Guard, which can be characterized as a “non-essential” product, and on the economic health of the markets we aim to access and that we believe would benefit from our technology. Economic downturns or unstable market conditions may cause prospective customers to decrease or pause their budgets, or decline to incur expenditures on non-essential items, which could reduce spending on our product and adversely affect our business, financial condition and results of operations. In recent times, certain events have begun to affect the global and United States economy including continued inflation, interest rate increases by the Federal Reserve and central banks of other countries in response, substantial increases in the prices of certain products and services, and declines in the capital markets. In addition, the duration of Ukrainian war and its impact are at best uncertain, and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. Because our management team is based in Italy, our operations may face enhanced exposure to risks arising from the Ukraine war than our competitors in North America. The U.S. and global economies appear to be potentially be approaching a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect our ability to continue and complete the development of and/or market for our product, but the impact may be adverse and the duration of any such consequences are unpredictable. Among other adverse consequences, our prospective vendors or customers, in response to a reduced access to capital or anticipated or actual reduction and consumer spending, could elect not to engage in business with us, which would materially adversely harm our ability to generate revenue and financial condition.

If we are unable to meet competitive challenges, we may not successfully market our patented product.

There are several companies that have developed products and technology that collect, analyze and transmit physical and performance-based information about players and teams. While we believe our product is unique in that it is both wearable while playing and collects and quickly transmits a greater depth of information and analysis than most comparable devices currently in the market, there can be no assurance that this feature will be adequate to attract new customers or convince players and teams using similar or related technology from switching to the Smart Shin Guard. Further, we will be competing for a limited number of prospective customers in the area of professional and amateur soccer, many of whom may not be willing or able to purchase our products at the prices we desire or at all. Our competitors will include major sports apparel firms with greater name recognition and/or existing relationships with prospective customers, such as Nike, Adidas and Puma. We will also compete with lesser known brands who have had a significant head start offering data collection devices, technology or services to customers, including Soccerment, TibTop and Catapult Sport, each of which offer wearable devices that are similar to ours. While we believe the Smart Shin Guard to have unique attributes that will render it attractive to customers, we cannot guarantee this alone will enable us to effectively compete for the limited number of consumers in the soccer world. Further, while the development process for our Smart Shin Guard continues and until we can adequately establish and scale production and sales capabilities, our competitors will continue to have a time advantage over us to continue to develop, improve upon and market their competing or alternative products and reduce or limit our ability to compete with them.

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

We anticipate that the majority of our operations will be focused on the marketing and sale of our Smart Shin Guard, a product with relatively limited application and a narrow group of potential customers, namely soccer teams and players. Any unexpected developments with respect to these prospective customers or the leagues in which they play would therefore materially harm our ability to establish, maintain or grow a significant market position. Demand for our product may fluctuate in response to new products that emerge or changes to the way the game is played, officiated or regulated, or due to unexpected natural or uncontrollable events. For example, the COVID-19 pandemic previously forced worldwide shutdowns of sports leagues, and some leagues delayed or suspended play for indeterminate periods of time in response. Any of these or related events affecting the sports and entertainment markets could result in a decline in the demand for our product or the price point at which prospective customers will be willing to purchase it, and in such event we will not have material alternative products or services to offset such negative effects to our business. If we fail to generate material sales of our Smart Shin Guard for any of the foregoing reasons, your investment in us would be materially harmed.

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

Because we intend to operate in foreign markets, we will be subject to the Foreign Corrupt Practice Act (the “FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments (as well as similar laws in the United States). We expect to have operations and distribution channels in jurisdictions creating the potential for corrupt practices by our employees, consultants or agents. We may employ sales personnel or independent contractors who may be viewed as our agents or otherwise expose us to liability under the FCPA. For example, in addition to the Smart Shin Guard for which we would pursue sales internationally, the business contemplated by InSSIDe World involves heavily regulated industries, clean energy and intelligence, security and defense, requiring various permits and certifications from government agencies, including potentially for government funded or subsidized projects. While we intend to comply fully with the FCPA and similar anti-bribery laws in conducting our business abroad, we cannot guarantee that we will be able to control the conduct of our employees and contractors to prevent corrupt practices. The potential penalties for violating the FCPA include anti-bribery laws and criminal or civil sanctions, including a fine of up to $2 million per violation. If we were to be found in violation of the FCPA or local anti-bribery laws, the resultant penalties and collateral consequences could negatively affect our business, operating results and financial condition.

We plan to conduct a substantial portion of our business in foreign markets, which will expose us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.

Our current business plan includes expansion into multiple foreign markets exposing our Company to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations by selling our products to consumers in foreign markets. Accordingly, strengthening of the Euro which is our primary currency versus a foreign currency could have a negative impact on us. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, as well as economic tensions between governments, the implementation of new or increased tariffs and other changes in international trade policies. Finally, since we plan to operate in the European Union, the impact of the war between Russia and Ukraine, the more recent hostilities in Israel, and/or economic sanctions between or among countries, as well as general geopolitical issues in Europe, may adversely affect our operations in the European Union.

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

Some of our contracts have been and are expected to be in foreign jurisdictions and currencies, and if we do not comply with transfer pricing, customs duties, value added taxes, and similar regulations, then we may be subjected to additional taxes, duties, interest and penalties in material amounts, which could harm our operating results and financial condition.

Because we operate and plan to operate in countries outside of the United States, we will be subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations will be subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. Further, we have executed and expect to continue to enter into contracts with third parties in foreign jurisdictions and involving foreign currencies, and we therefore face the risk of foreign currency fluctuations which could cause increased operating expenses and reduced revenues, in addition to other uncertainties and contingencies incident to doing business in another country some of which are described elsewhere in these Risk Factors.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union and in most other jurisdictions around the world. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”). The CCPA requires covered companies to provide California consumers with new disclosures and will expand the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation. Since the CCPA was enacted, many other states have enacted similar legislation designed to protect the personal information of consumers and penalize companies that fail to comply, and other states have proposed similar legislation. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

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

Risks Related to Our Common Stock

Because of our lack of liquidity, we have funded our operations and expenditures primarily through the incurrence of debt and the satisfaction of such debt through the issuance of shares of our common stock, the result of which is continued dilution to existing shareholders and downward pressure on our stock price.

As disclosed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” due to our lack of revenue and continued capital requirements, in recent years we have relied heavily on incurring indebtedness from shareholders and other third parties and repaying that indebtedness in shares of our common stock. We expect this trend to continue unless we are able to fund another source of capital, which may include issuing other forms of securities with terms that could limit our operational flexibility, subordinate the rights of shareholders or have other negative features. Further, we have in the past and may in the future issue shares for consideration that is well below the market price of our common stock as reflected on the OTC Pink. For example, in December 2021 and February 2022, following a 1-for-100 reverse split and an agreement with certain of our lenders, we issued a total of 118,663,761 shares to lenders in satisfaction of $225,259 in indebtedness at a per share price of approximately $0.0019 per share, below the fair market value of the shares based on accounting principles.

The result of our continuing to fund our operations through the issuance of shares of common stock has been and will continue to be the dilution of our shareholders’ ownership interest in the Company. In addition, the introduction of additional shares imposes downward pressure on our stock price, particularly given the limited and sporadic nature of trading in our common stock. Unless we are unable to raise sufficient capital by non-dilutive mean which is unlikely, or generate material revenue from our operations which may not come to fruition in the near term or at all, we expect we will need to continue to issue shares of common stock causing further dilution and potentially cause our stock price to decline further, which would have a material adverse effect on existing shareholders.

Our registration under the Exchange Act could be revoked by the SEC if we fail to file required reports.

Following the registration of our common stock with the SEC on May 8, 2021 pursuant to the registration statement on Form 10, if we fail to file reports as required under the Exchange Act, we may lose our registration. While we intend to comply with the Exchange Act’s reporting requirements moving forward, and we may be unable to comply in the future as we did in the past. For example, in June 2009, the SEC revoked our registration under the Exchange Act for failure to file required reports. Following that action, the Company expended resources to again become a reporting company with the SEC in 2010; however, it was never able to file an annual report on Form 10-K and ultimately withdrew its registration in 2013. Following our registration in 2021, the heightened expenditures of being a public reporting company continue to impose challenges to us and strain our very limited resources.

More recently, as disclosed in the explanatory note at the beginning of this Report and the Current Report on Form 8-K referenced therein, our financial statements for FY 2022 were restated (the restated version of which is contained in this Report) due to certain material adjustments in connection with the re-audit of those financial statements by a different accounting firm. As a result of this development, which also impacted certain interim periods in FY 2022 and FY 2023, we expect we will be required to file amendments to certain of our prior periodic reports, specifically quarterly reports on Form 10-Q, to include the restated financial information and related disclosure for those interim periods.

If we are unable to comply with the SEC reporting provisions in the future, such failure will affect the liquidity of our common stock and act as a depressant to the price, particularly if in such event we are also unable to maintain our OTC Pink listing using the alternative reporting system, which would result in the loss of a two-way trading market for our common stock. We cannot assure you we will not become delinquent and/or withdraw or have our reporting status revoked again.

Currently there is no active public market for our common stock, and we cannot predict the future prices or the amount of liquidity.

Currently, there is no active public market for our common stock and one may never develop. Our common stock trades sporadically on the OTC Pink Open Market under the symbol “GHST.” We do not know if an active market will develop even if are successful in completing the development of our Smart Shin Guard and commercializing that product, or if we are able to further develop and execute other aspects of our business plan.

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

The SEC has sued multiple public companies in the past alleging in part that they had violated Section 13(b) of the Exchange Act resulting from their failure to remediate material weaknesses in their internal control over financial reporting over an extensive period of time. Three of these companies had remediated their material weaknesses at the time the lawsuits were filed. If the SEC Staff investigates us and following that investigation a lawsuit is filed alleging that we have and/or have not remediated our material weaknesses, we will face the following risks:

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

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Exchange Act. This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. The amended Rule became effective on September 28, 2021; the amended Rule also limits the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports.

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

Our stock price may be volatile because of factors beyond our control.

Any of the following factors could affect the market price of our common stock:

•	our failure to generate revenue;
•	our failure to achieve and maintain profitability;
•	actual or anticipated variations in our quarterly results of operations;
•	announcement by us of the commencement of or the progress of any litigation;
•	our failure to meet anticipated results with respect to the development and distribution of the Smart Shin Guard to consumers and others;
•	the failure of the Smart Shin Guard or other products or services we may offer in the future to operate as expected;
•	complaints received from consumers and other users; and
•	our failure to remain current with our Exchange Act filing requirements.

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

In 2019, FINRA declined to process a 1-for-100 reverse stock split of our outstanding common stock because we did not maintain current public information. This action was taken by FINRA based on perceived deficiencies under FINRA Rule 6490, which is based on SEC Rule 10b-17 and is designed to prevent fraudulent and deceptive practices in connection with certain corporate actions including a reverse stock split. A primary reason for our filing the Form 10 is to comply with these rules and effect the reverse stock split, as well as having the ability to take such other action in the future as may be needed and to have access to the U.S. capital markets. While the reverse stock split took effect in September 2021, there can be no assurance that our status as an Exchange Act reporting company will be sufficient for FINRA to process a reverse stock split or allow us to take other action in the future, including such actions as may be necessary to conduct a financing on favorable terms or at all. If this were to occur with respect to actions currently contemplated or that we may in the future determine to undertake, it could have a material adverse effect on our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

GHST maintains its headquarters in New York, NY. The headquarters are in an executive suite environment where services are provided on an as-needed basis. Our officers spend limited time in the United States.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2023 and 2022. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2023:
First Quarter	$0.10	$0.034
Second Quarter	$0.09	$0.022
Third Quarter	$0.065	$0.026
Fourth Quarter	$0.09	$0.023

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2022:
First Quarter	$0.14	$0.26
Second Quarter	$0.735	$0.1001
Third Quarter	$0.29	$0.101
Fourth Quarter	$0.29	$0.074

Holders

As of October 6, 2023, there were approximately 617 shareholders of record of the Company's common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

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

Unregistered Sales of Equity Securities

During the fiscal year ended June 30, 2023, we have sold securities which are not registered under the Securities Act. These unregistered sales are set forth in the following table:

Name or Class	Date Sold	No. of Securities	Consideration
Common Stock	February 3, 2023	33,333	Issuances of shares in exchange for $2,000 in subscription payments
Common Stock	June 27, 2023	469,600	Issuances of shares in exchange for $21,132 in subscription payments

As more particularly described in “Item 1 – Business” at page 3, on September 23, 2023, the Company entered an agreement with a service provider pursuant to which the Company agreed, among other things, to issue shares of the Company’s common stock valued at 180,000 Swiss Francs (approximately $198,169 U.S. Dollars) based on a price per share of $0.0455 U.S. dollars. Pursuant to this agreement, on October 2, 2023 we issued the service provider 4,476,176 shares of our common stock.

Each of the foregoing transactions was exempt from registration under the Securities Act under Regulation S of the Securities Act as the securities were issued in offshore transactions to persons who are not U.S. Persons as defined by Regulation S under the Securities Act and there were no directed selling efforts made in the United States, and/or under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

Overview

Our principal business focus is seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. We also have early development stage businesses for IoTT, an internet technology business, and InSSIDe World, a clean energy and intelligence, security and defense, as well as GHST Art which to date has been limited to holding 119 pieces of artwork. We have generated nominal revenue and need substantial additional financing to market our services.

Plan of Operation

On June 30, 2020 we obtained the intellectual property rights to the Smart Shin Guard and began efforts to implement our new business model of developing and marketing advanced wearable sports tracking and analysis devices, with an initial focus on soccer. In June 2020 we were issued the U.S. patent for our product, in 2022 we obtained a European patent for Italy, France, Spain, Germany and the United Kingdom and in March 2023 we obtained a Hong Kong patent. While we believe we have sufficient capital to fund our initial operations, we anticipate we will need additional funding to expand our operations and market and sell our product, including for the following expenses:

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

We are currently in the process of developing our product, including by developing software for the artificial intelligence component of the product’s data collection and transmission capabilities. While we expect development to be completed by the end of 2023, this projection is subject to change as our development efforts and previous projections have been delayed over the past three years due to our very limited capital and human resources. Additionally, the smart phone application and the professional kit version of our product are expected to take a longer time to develop than the consumer kit due to the increased complexity of its functionality. These elements of our product continue to be the focal point of our development efforts as of the date of this Report.

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

Marketing Plan

Our goal is to develop and expand a market for our Smart Shin Guard both to professional and casual soccer players and teams. With the right people on our side, we intend and hope for the market for our product to grow to a global scale. However, we will need to raise additional capital to fund these business plans, which we may face difficulty doing on acceptable terms or at all. See below under “Liquidity and Capital Resources” for more information.

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

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. These estimates, which are discussed below, involve certain assumptions that if incorrect could create a material adverse impact on GHST’s results of operations and financial condition.

Such estimates and assumptions impact, among others, the following: the valuation of due from a related party, the valuation of other assets and patents, the fair value of share-based payments and deferred taxes. See Note 2 to the financial statements contained in this Report.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Year Ended June 30, 2023 Compared to the Fiscal Year Ended June 30, 2022.

We had nominal revenue in the fiscal year ended June 30, 2023 and none in the fiscal year ended June 30, 2022, and we sustained net losses of $116,574 and $3,987,027, respectively, in those periods. Our expenses consisted of general and administrative costs. We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing and selling our product(s) in sufficient quantities, which has been delayed due to a combination of our limited capital resources and external forces resulting in delays in the development of our product, which has and until completed will continue to adversely affect our marketing capabilities. In order to become profitable, we will need to complete the development of a functional product and thereafter establish a sufficient market for our product, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control.

The FY 2022 net loss resulted from certain adjustments resulting in charges for the period, including a non-cash expense arising from the issuance of approximately 118,663,761 shares of common stock during FY 2022 in satisfaction of indebtedness at an average price per share of approximately $0.0019, below the fair market value of the shares, and a $151,181 impairment of long-lived assets in the 2022 period related to the write-off of patent costs, among other charges.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the fiscal year ended June 30, 2023, the Company used net cash of $93,308 in operating activities as compared to $163,028 for the fiscal year ended June 30, 2022. The decrease in cash used in operations was primarily due to deferred revenue of $23,841 in the 2023 period, and a $3,666,441 loss on debts conversion, and a $151,181 impairment of long-lived assets.

Cash Flows from Investing Activities:

For the years ended June 30, 2023 and 2022, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities:

Cash flows from financing activities for the fiscal year ended June 30, 2023 were $132,596 compared to $155,884 for the fiscal year ended June 30, 2022.  The decrease primarily related to a reduction in advances from related parties year-over-year.

We have approximately $12,000 in available cash as of October, 12, 2023, and for the past two years we have been relying on loans and stock purchases from our current investors and related parties to fund our operations. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern during the fiscal year ended June 30, 2023 unless we can raise the required capital or generate material revenue to fund our operations.

We do not have sufficient capital to support our operations for the next 12 months and will dependent upon on the proceeds from a financing, which may consist of sales of our common stock, the issuance of debt securities and/or issuance of securities convertible into shares of our common stock, any of which could have a dilutive effect on our existing shareholders. We intend to continue to raise capital from existing investors and/or to obtain funding from the sale of a minority interest in our subsidiaries if and to the extent possible. We estimate that we will need to raise at least $300,000 in order to meet our working capital needs for the next 12 months. As described elsewhere in this Report, we plan to phase in our expenses and grow our business as working capital is available.

There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We continue to monitor macro-economic factors such as inflationary pressures, continued Federal Reserve interest rate hikes and recessionary fears, as well as trends within our industry, all of which may affect our working capital requirements and ability to raise funding for our operations within the timeframes desired, on favorable terms or at all. See “Risk Factors.”

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of June 30, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls and procedures to support the identification of, accounting for, and the evaluation and disclosure of the valuation for impairment of intangible and other assets, the valuation for stock-based non-cash issuances, and revenue recognition including with respect to material contingencies related to the revenue and the deferred liabilities. These weaknesses contributed to certain material adjustments to and the restatement of the Company’s financial statements for FY 2022 and certain periods in FY 2023.

In addition, the Company did not maintain effective controls to identify, and maintain segregation of duties to authorize and approve, support the identification of, accounting for, and the disclosure of related-party transactions and non-routine transactions, as one individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

Name	Age	Position(s)
Edoardo Berti Riboli	46	Chief Executive Officer
Paolo Sangiovanni	67	Chief Financial Officer
Marcello Appella	68	Chief Financial Officer
Massimiliano Stella	54	Chief Information Officer
Esterino Castellazzi	73	President and Chairman of the Board of Directors
Giovanni Lavati	58	Secretary, Treasurer and Director
Pierangelo Negri	85	Director

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

Pierangelo Negri has been a director of GHST since 2017. Since 2000, Mr. Negri has been the Chief Executive Officer and owner of FAPI Service Ltd. Mr. Negri was appointed a director because of his experience and expertise in capital markets.

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

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, or other committee or committees performing similar functions, as our board of directors and management believe that until recently it has been premature at the early stage of our Company’s business development to form an audit, compensation or other committees. Each member of our Board considers candidates for directorship and executive officer and director compensation. Presently, our full Board of Directors fill the role of the audit committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with for the fiscal year ended June 30, 2023.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officers. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. A copy of our Code of Ethics is filed as Exhibit 14.1, and copy of our Insider Trading Policy is filed as Exhibit 19.1, to this Report. .

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of GHST’s voting stock beneficially owned as of October 5, 2023 by (i) those persons known by GHST to be owners of more than 5% of GHST’s common stock, (ii) each director of GHST, (iii) all Named Executive Officers (as defined in Item 6), and (iv) all executive officers and directors of GHST as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Common Stock+	Percent of Voting Power (1)

Directors and Executive Officers:
Common Stock and Preferred Stock	Esterino Castellazzi(2)(3)(4)	124,939,535	19.2%	44.6%
Common Stock	Edoardo Berti Riboli(3)	0	*	*
Common Stock	Paolo Sangiovanni(3)(5)	100,000	*	*
Common Stock	Giovanni Lavati(2)(3)	17,085,762	13.1%	6.1%
Common Stock	Marcello Appella(3)	0	*	*
Common Stock	Pierangelo Negri(2)	1,000	*	*
Common Stock	Massimiliano Stella(3)	0	*	*
Common Stock	All directors and executive officers as a group (6 persons)	142,126,297	64.7%	50.7%
5% Shareholders:
Common Stock	Alessandro Cristiano(6)	9,461,388	7.3%	3.4%
Preferred Stock	Bank Investments Inc.(7)	1,800	*	16.1%

———————

*   Less than 1%

+ N/A to the Series A (as defined in footnote (1)). As such, shares of Series A and underlying voting power are not included in this percentage.

(1)	Represents voting power. Applicable percentages are based on 130,201,179 shares of common stock and 6,000 shares of Series A Preferred Stock (the “Series A”) with 150,000,000 votes outstanding, adjusted as required by rules of the SEC beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management, which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, GHST believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.
(2)	A director.
(3)	An executive officer.
(4)

Includes 4,000 shares of Series A. Each share of Series A is entitled to 25,000 votes per share. Does not include 2,000 shares of Series B Preferred Stock which has a liquidation preference of $27.50 per share.

(5)	Represents 100,000 shares of common stock held by Palmetum Business SL, an entity owned and controlled by Mr. Sangiovanni.
(6)	Address is Via Righi 10, Novara (NO) 28010, Italy.
(7)	Consists of 1,800 shares of Series A. Each share of Series A is entitled to 25,000 votes per share. Address is 45 Rockefeller Plaza Suite 2000 NY. Francesco Pegioani is the President of this entity and holds voting and dispositive control of the securities.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A. (the “Auditor”) our principal accountant, were approved by our Board of Directors. The following table shows the fees paid to the Auditor for the fiscal years ended June 30, 2023 and 2022.

	Year Ended June 30,
	2023	2022
Audit Fees (1)	$62,000	$0
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$62,000	$0

———————

(1)	Audit fees – these fees relate to the annual audits and quarterly reviews of our consolidated financial statements. The above table does not include fees totaling $35,000 paid to our former auditor for FY 2022, which former auditor was replaced by the Auditor. In addition to the audit for FY 2023, the Auditor re-audited the Company’s financial statements for FY 2022. The fees reflected as paid in FY 2023 represent both the FY 2023 audit and FY 2022 re-audit.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/2021	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.3	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
10.1	Securities Exchange Agreement dated June 29, 2019+	10-12G	3/9/2021	10.1
10.2	Development Agreement between the Company and Hemar AG dated January 4, 2021**	10-12G/A	4/21/2021	10.2
10.3	Development Agreement between the Company and Applica srl dated February 2, 2021**	10-12G/A	4/21/2021	10.3
14.1	Code of Ethics				Filed
16.1	Letter from Ciro E. Adams, CPA, LLC, dated October 7, 2022	8-K	10/11/2022	16.1
19.1	Insider Trading Policy				Filed
21.1	List of Subsidiaries	10-12G	3/9/2021	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GHST World Inc.

Dated:	October 13, 2023	By:	/s/ Edoardo Berti Riboli
Edoardo Berti Riboli, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	October 13, 2023	By:	/s/ Edoardo Berti Riboli
Edoardo Berti Riboli, Chief Executive Officer
(Principal Executive Officer)

Dated:	October 13, 2023	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	October 13, 2023	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

Dated:	October 13, 2023	By:	/s/ Giovanni Lavati
Giovanni Lavati, Chief Accounting Officer (Principal Accounting Officer), Director

Dated:	October 13, 2023	By:	/s/ Esterino Castellazzi
Esterino Castellazzi, Director

Dated:	October 13, 2023	By:	/s/ Pierangelo Negri
Pierangelo Negri, Director

GHST WORLD, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2023 AND 2022 (As Restated)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 106)	F-2 - F-3
Consolidated Balance Sheets – As of June 30, 2023 and 2022 (As Restated)	F-4
Consolidated Statements of Operations – For the Years Ended June 30, 2023 and 2022 (As Restated)	F-5
Consolidated Statements of Changes in Stockholders’ Deficit – For the Years Ended June 30, 2023 and 2022 (As Restated)	F-6
Consolidated Statements of Cash Flows – For the Years Ended June 30, 2023 and 2022 (As Restated)	F-7
Notes to Consolidated Financial Statements (As Restated)	F-8 - F-14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

GHST World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GHST World, Inc. and Subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 9 to the consolidated financial statements, the 2022 consolidated financial statements, as originally audited by a predecessor auditor, have been restated to correct certain errors.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $116,574 and $93,308, respectively, in 2023 and a working capital deficit, shareholders’ deficit and accumulated deficit of $121,513, $121,513 and $13,370,665 respectively, at June 30, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there were no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2022.

Boca Raton, Florida

October 13, 2023

GHST World Inc.

Consolidated Balance Sheets

	June 30, 2023	June 30, 2022
		(As Restated)
Assets

Current Assets
Cash	$39,495	$206
Total Current Assets	39,495	206

Total Assets	$39,495	$206

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,112	$1,686
Advances from related parties	126,496	89,967
Common stock payable	9,559	9,559
Deferred revenue	23,841	—
Total Current Liabilities	161,008	101,212

Commitments and Contingencies (Note 8)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at June 30, 2023 and 2022	6	6
Series B, 2,200 shares issued and outstanding at June 30, 2023 and 2022	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized;125,725,003 and 124,430,534 shares issued at June 30, 2023 and 2022	125,725	124,431
Additional paid-in-capital	13,123,419	13,028,646
Accumulated deficit	(13,370,665)	(13,254,091)
Total Stockholders’ Deficit	(121,513)	(101,006)

Total Liabilities and Stockholders' Deficit	$39,495	$206

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2023	2022
		(As Restated)
Revenues	$3,078	$—

Operating expenses:
General and administrative expenses	114,622	165,223
Impairment of long-lived assets (Notes 3 and 4)	—	154,181
Patent development costs	4,803	—
Total operating expenses	119,425	319,404

Other Income(expense):
Foreign exchange gain (loss)	(227)	668
Interest Expense	—	(150)
Loss on change in fair value of debts	—	(1,700)
Loss on debt conversion (Note 5)	—	(3,666,441)
Total Other Income (expense)	(227)	(3,667,623)

Net loss	$(116,574)	$(3,987,027)

Net loss per common share
- basic	$(0.00)	$(0.07)
- diluted	$(0.00)	$(0.07)

Weighted average number of common shares outstanding
- basic	125,042,819	54,032,711
- diluted	125,042,819	54,032,711

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Years Ended June 30, 2023 and 2022 (as Restated)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance June 30, 2021	6,000	$6	2,200	$2	5,239,832	$5,240	$9,174,792	$(9,267,064)	$(87,024)
Issuance of common stock in exchange for debt	—	—	—	—	118,663,761	118,664	3,773,036	—	3,891,700
Issuance of common stock for cash	—	—	—	—	526,941	527	80,818	—	81,345
Net loss for the year ended June 30, 2022	—	—	—	—	—	—	—	(3,987,027)	(3,987,027)
Balance June 30, 2022 (As Restated)	6,000	$6	2,200	$2	124,430,534	$124,431	$13,028,646	$(13,254,091)	$(101,006)
Issuance of common stock for cash	—	—	—	—	1,294,469	1,294	94,773	—	96,067
Net loss for the year ended June 30, 2023	—	—	—	—	—	—	—	(116,574)	(116,574)
Balance June 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,370,665)	$(121,513)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2023	2022
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,574)	$(3,987,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	—	154,181
Loss on debt conversion	—	3,666,441
Loss on change in fair value of debt	—	1,700
Bad debt - related party		14,521
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(574)	(12,844)
Deferred revenue	23,841	—
Net Cash Used In Operating Activities	(93,308)	(163,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	36,529	59,205
Increase in common stock payable	—	15,334
Issuance of common stock for cash	96,067	81,345
Net Cash Provided By Financing Activities	132,596	155,884

Net increase (decrease) in cash	39,288	(7,144)

Cash - beginning of year	206	7,350

Cash - end of year	$39,494	$206

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for debt	$—	$225,259

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022 (As Restated)

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $116,574 and $3,987,027 for the years ended June 30, 2023 and 2022. The Company has accumulated deficits of $13,370,665 and $13,254,091 at June 30, 2023 and 2022, respectively and a stockholders’ deficit of $121,513 and $101,006 as of June 30, 2023 and 2022. The Company used $93,308 and $163,028 in cash flow from operating activities for the years ended June 30, 2023 and 2022.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, and additional financing. These consolidated financial statements do not include any adjustments related to the recovery and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to raise money through investors as needed to support its working capital needs. Currently the Company intends to raise capital from its existing shareholders. Management cannot provide any assurances that the Company will be successful in completing these undertakings and accomplishing any of its plans.

Principles of Consolidation

The consolidated financial statements include the accounts of the following wholly owned subsidiaries:

•	GHST Art World, Inc
•	GHST Sport Inc.
•	IoTT World Inc.
•	Insside World Inc.

All intercompany balances and transactions have been eliminated in consolidation.

Concentrations

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

The Company currently receives all its revenues from one customer and all the deferred revenues from another customer. The company is dependent on it chairman of the Board for short term funding, who has provided a significant portion of the funding through June 30, 2023.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2023 and 2022 (As Restated)

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

Such estimates and assumptions impact, among others, the following: the valuation of due from a related party, the valuation of other assets and patents, the fair value of share-based payments and deferred taxes.

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

Cash

Cash are amounts held at banks. The Company had no cash equivalents at June 30, 2023 or 2022.

Risks and Uncertainties

The Company is undertaking a new business venture that is inherently subject to significant risks and uncertainties, including financial, operational, technological and other risks that could potentially have a risk of business failure.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The Company recognizes revenue for its services for contracts with customers at a point in time when the services are completed. Payments received from customers in advance of when services are completed are reflected as deferred revenue on the accompanying consolidated balance sheets.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2023 and 2022 (As Restated)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the years ended June 30, 2023 and 2022.

Intangible Assets

The Company capitalizes external costs, such as filing fees, associated attorney fees, and patent acquisition fees, incurred to obtain issued patents and patent license rights. The Company expenses costs associated with maintaining and defending patents subsequent to their issuance in the period incurred. Once a patent is granted, the Company will amortize capitalized patent costs for internally generated patents on a straight-line basis over seven years, which represents the estimated useful lives of the patents. Amortization is recorded on a straight-line basis over the seven-year estimated useful life. The seven-year estimated useful life for internally generated patents is based on management’s assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time, and the length of license agreements for such patents. The Company assesses the potential impairment to all capitalized net patent cost when events or changes in circumstances indicate that the carrying amount of its patent portfolio may not be recoverable.

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

Research and Development

After impairment of patents, the Company is expensing all additional patent cost as “Patent development costs”.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2023 and 2022 (As Restated)

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, in accounting for its stock-based compensation. This accounting standard states that compensation cost is measured at the measurement date which is typically the grant date. For stock based conversions or stock based debt settlements, the value is based on the conversion or settlement date.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the years ended June 30, 2023 and 2022.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

NOTE 3 – OTHER ASSETS

On June 29, 2019, the Company acquired all the stock of GHST Art World, Inc, a Florida corporation, whose primary assets consisted of 119 art paintings and reproductions. The Company issued 434,780 shares of common stock and paid $15,000 in cash to effectuate the acquisition. The Company valued the stock at the fair market value of the stock on the date of issuance or approximately $0.23 per share for a total purchase price of $115,000. The entire purchase price was allocated to the art and no goodwill was recorded.

On June 30, 2022, the Company’s management determined that the carrying value of the assets were impaired as there had been no third-party sales of such artwork since acquisition and the planned business activity relating to such art work has been delayed. As a result, the Company has recorded an impairment loss of $115,000 for the year ended June 30, 2022. (See Note 9)

NOTE 4 – PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European patent in October 2022 and Hong Kong patent in March 2023 for the same device, although the Hong Kong patent was subsequently abandoned. The Company has accumulated costs of $39,181 through June 30, 2022, to acquire and register the patents and had additional costs of $4,803 for the year ended June 30, 2023. The Company executed a joint venture agreement (see Note 10) to monetize the patents, however as the Company has not generated any revenues to date from the use of the patents the Company has recorded an impairment totaling $39,181 as of June 30, 2022. All future costs including the costs incurred during the fiscal year ended June 30, 2023 will be expensed as incurred as patent development expense until any capitalization is deemed appropriate. (See Note 9)

NOTE 5 – COMMON STOCK PAYABLE

The Company had agreements dated January 4, 2021 with certain investors to convert their debt investments into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of June 30, 2023, and 2022, the Company has a total of $9,559 that has not been converted to common stock, which is included on the consolidated balance sheet as common stock payable.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2023 and 2022 (As Restated)

During the year ended June 30, 2022 certain investors accepted a total of 118,663,761 shares at an average price of approximately $0.0019 in exchange for $225,259 of debt which was previously classified as common stock payable. The Company determined that the fair market value of the stock on the January 4, 2021 grant date, which was also the measurement date, was $3,891,700 based on a dribble out valuation method with a marketable discount rate of 25%. As a result, the Company recorded a loss on the conversion of $3,666,441 in the fiscal year 2022.

NOTE 6 – RELATED PARTY TRANSACTIONS

At June 30, 2023 and 2022, the Company owed related parties a total of $126,496 and $89,967, respectively. These loans are unsecured, non-interest bearing and are due on demand.

As of June 30, 2022, the Company determined that an advance to a related party totaling $14,521 was uncollectable and recorded it as a bad debt.

As shown in Note 5, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of June 30, 2023, of amounts due to related parties that will be converted as described in Note 5.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

Preferred Stock Series A and B

There are currently 6,000 shares of Series A Preferred Stock and 2,200 shares of Preferred Series B Stock issued and outstanding, Series A Preferred Stock is entitled to 25,000 votes per share and Series B Preferred Stock has a special liquidation preference equal to $27.50 per share.

Common Stock Issuances

During the year ended June 30, 2023, the Company issued 1,294,469 shares of common stock in exchange for $96,067 at an average price of approximately $0.07.

During the year ended June 30, 2022, the Company issued 118,663,761 shares of common stock at an average price of approximately $0.0019 in exchange for $225,259 of debt which was previously classified as common stock payable (See Note 5) and sold 526,941 shares in exchange for $81,345 at an average price of $0.15.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2023 and 2022 (As Restated)

On February 7, 2023, the Company entered into an agreement with a vendor to develop the technology associated with the Company’s patent for shin guards used in sports. The contract was for $46,000, but management decided to cancel the contract in favor of other potential vendors that the Company is studying closely. There was no accounting effect to this transaction.

NOTE 9 – IMPACT OF RESTATEMENT

See below for a reconciliation from the previously reported June 30, 2022 consolidated financial statement to the restated amounts in the consolidated statements of operations for the years ended June 30, 2022 and in the consolidated balance sheets as of June 30, 2022. The previously reported amounts were derived from the Company's Annual Report on Form 10-K for the year ended June 30, 2022 as filed with the SEC on September 28, 2022 (the “Original Report”). These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement described above.

The correction of these misstatements resulted in an increase in net loss of $3.8 million for the year ended June 30, 2022 and a decrease in total assets of $154,181 as of June 30, 2022. The following presents a reconciliation of the impacted consolidated financial statement line items as previously reported to the restated amounts as of June 30, 2022:

As of June 30, 2022
	As previously reported	Restatement Adjustment	As restated
Consolidated Balance Sheet
Other asset	$115,000	$(115,000)	$—
Patent costs	39,181	(39,181)	—
Total	$154,181	$(154,181)	$—

For The Year Ended June 30, 2022
	As previously reported	Restatement Adjustment	As restated
Consolidated Statement of Operations
General and administrative expenses	$150,702	$14,521	$165,223
Impairment of long-lived assets	—	$154,181	$154,181
Loss on debt conversion	—	$(3,666,441)	$(3,666,441)
Net Loss	$(151,885)	$(3,835,142)	$(3,987,027)
Net Loss per common share
- basic	$(0.00)	$(0.07)	$(0.07)
- diluted	$(0.00)	$0.07)	$(0.07)
Consolidated Statement of Changes in Stockholders’ Deficit
Accumulated deficit	$(9,418,947)	$(3,835,144)	$(13,254,091)
Total stockholders’ equity (deficit)	$67,697	$(168,703)	$(101,006)
Consolidated Statement of Cash Flow
Net cash used in operating activities	$(163,028)	$—	$(163,028)
Net cash provided by financing activities	$155,884	$—	$155,884

NOTE 10 – INCOME TAXES

The company accounts for income taxes under ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities by using enacted tax rates in effect for the year. The company had no unrecognized tax benefits at June 30, 2023 or 2022.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2023 and 2022 (As Restated)

The Company has accumulated losses of approximately $13.3 million since its inception. For income tax purposes, the Company has operating loss carryforwards of approximately $3.1 million from tax years beginning in 2007, that begin to expire in 2027. These operating losses are subject to the limitations which were enacted in the Tax Cuts and Jobs Act (“TCJA”). These operating losses can offset only 80% of taxable income in any given tax year. The carryover period for these operating losses is indefinite. No federal or state tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards (approximately $781,000 based on an a effective combined federal and state tax rate of 25.35%) have been offset by a valuation allowance of the same amount.

The following is a reconciliation of income tax rate:

	June 30, 2023	June 30, 2023
Federal tax rate	21.00%	21.00%
State tax rate	5.50%	5.50%
Federal tax benefit of State Taxes	(1.15%)	(1.15%)
Combined effective tax rate	25.35%	25.35%
Less valuation allowance	(25.35)%	(25.35%)
Tax rate	0.00%	0.00%

NOTE 11 – SUBSEQUENT EVENTS

On September 23, 2023, the company entered into a joint venture agreement with cross-ING AG, an artificial intelligence development entity in Switzerland. The joint venture was formed to create and deliver the software package tailored for GHST Sport Inc. The start of the project was October 2, 2023, with the initial payment due upon each milestone’s endorsement by the Steering Group, totaling 40,000 CHF (approximately 45,272 USD). In connection with the agreement the Company issued 4,476,176 shares of common stock on October 2, 2023, which the recipient agreed not to sell for a period of two years. This issuance was based on an agreed upon fixed value of 180,000 CHF (approximately 203,724 USD) and based on the average quoted price of the Company of $0.0455. For accounting purposes the value of the shares on the date of issuance was $324,523 based on the closing price of the Company’s stock on September 23, 2023. Royalties will also be due under this agreement amounting to 1 CHF ($1.10 USD) per unit sold up to 150,000 units.

The Company’s Chairman of the Board has provided funds for operations subsequent to year end of approximately $15,000 through October 8, 2023.

