Form 10-Q
period 2023-09-30
GHST World Inc.
filed 2023-11-20
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

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

As of October 31, 2023, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	September 30, 2023	June 30, 2023
	(Unaudited)
Assets

Current Assets
Cash	$7,436	$39,495
Accounts receivable	6,348	—
Prepaid expenses	4,253	—
Total Current Assets	18,037	39,495

Total Assets	$18,037	$39,495

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$30,979	$1,112
Advances from related parties	137,739	126,496
Common stock payable	9,559	9,559
Deferred revenue	17,368	23,841
Total Current Liabilities	195,645	161,008

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at September 30, 2023 and June 30, 2022, respectively	6	6
Series B, 2,200 shares issued and outstanding at September 30, 2023 and June 30, 2022, respectively	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 125,725,003 shares issued at September 30, 2023 and June 30, 2023	125,725	125,725
Additional paid-in-capital	13,123,419	13,123,419
Accumulated deficit	(13,426,760)	(13,370,665)
Total Stockholders’ Deficit	(177,608)	(121,513)

Total Liabilities and Stockholders' Deficit	$18,037	$39,495

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
		(As Restated)

Revenues	$23,841	$—

Operating expenses:
General and administrative expenses	78,841	48,862
Total operating expenses	78,841	48,862

Other Income(expense):
Foreign exchange gain (loss)	(1,095)	—
Total Other Income (expense)	(1,095)	—

Net loss	$(56,095)	$(48,862)

Net loss per common share - basic	$(0.00)	$(0.00)
Net loss per common share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	125,725,003	125,042,819
Weighted average number of common shares outstanding - diluted	125,725,003	125,042,819

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Three Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance June 30, 2022	6,000	$6	2,200	$2	124,430,534	$124,431	$13,028,646	$(13,254,091)	$(101,006)
Issuance of common stock for cash	—	—	—	—	452,022	452	43,196	—	43,648
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	—	(48,862)	(48,862)
Balance September 30, 2022 - As Restated	6,000	6	2,200	2	124,882,556	124,883	13,071,842	(13,302,953)	(106,220)

Balance June 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,370,665)	$(121,513)
Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	—	(56,095)	(56,095)
Balance September 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,426,760)	$(177,608)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,095)	$(48,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(6,348)	—
Prepaid expense	(4,253)	—
Accounts payable and accrued expenses	29,867	10,603
Deferred revenue	(6,473)	—
Net Cash Used In Operating Activities	(43,302)	(38,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	11,243	(4,714)
Increase in common stock payable	—	—
Issuance of common stock for cash	—	43,649
Net Cash Provided By Financing Activities	11,243	38,935

Net increase (decrease) in cash	(32,059)	676

Cash - beginning of year	39,495	206

Cash - end of year	$7,436	$882

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended September 30, 2023 and 2022, and our financial position as of September 30, 2023, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $56,095 and $48,862 for the three months ended September 30, 2023 and 2022. The Company has an accumulated deficit of $13,426,760 and $13,370,665 for the three months ended September 30, 2023 and the year ended June 30, 2023, respectively and a stockholders’ deficit of $177,608 and $121,513 as of September 30, 2023 and June 30, 2023. The Company used $43,302 and $38,259 in cash flow from operating activities for the three months ended September 30, 2023 and 2022.

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

The Company currently receives all its revenues from one customer and all the deferred revenues from a few other customers. The company is dependent on its chairman of the Board for short term funding, who has provided a significant portion of the funding through September 30, 2023.

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

GHST WORLD, INC. Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at September 30, 2023 or 2022.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of September 30, 2023 and June 30, 2023, the company did not record any such allowance.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the three months ended September 30, 2023 and 2022.

Intangible Assets

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

Research and Development

After impairment of patents, the Company is expensing all additional patent cost as “Patent development costs” as described in Note 3.

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

GHST WORLD, INC. Notes to Unaudited Condensed Consolidated Financial Statements

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the three months ended September 30, 2023 or 2022.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning July 1, 2023. Adopting the standard did not have a material impact on the unaudited consolidated financial statements.

There are no other recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

NOTE 3 – PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European Patent for the same device in October 2022. The Company has accumulated costs of $39,181 through June 30, 2022, to register the patents and had additional costs of $4,578 for the year ended June 30, 2023. The Company executed a joint venture agreement to monetize the patents, however as the Company has not generated any revenues to date from the use of the patents and thus, the Company has recorded an impairment totaling $39,181 as of June 30, 2022. All future costs including the costs incurred during the fiscal year ended June 30, 2023 will be expensed as incurred as patent development expense until any capitalization is deemed appropriate. The Company had no patents and patents development costs at September 30, 2023 or 2022.

NOTE 4 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of September 30, 2023, and June 30, 2023, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2023 and June 30, 2023, the Company owed related parties a total of $137,739 and $126,496, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of September 30, 2023, of amounts due to related parties that will be converted as described in Note 4.

NOTE 6. – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

GHST WORLD, INC. Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 – IMPACT OF RESTATEMENT

The restatement and adjustments arising therefrom relates to the following corrections of errors contained in the previous financial statements for some or all of the affected periods: (i) the inclusion of a new non-cash expense arising from the issuance of approximately 118,663,761 shares of common stock during the fiscal year ended June 30, 2022 in satisfaction of indebtedness at an average price per share of approximately $0.00185, below the fair market value of the shares, (ii) a non-cash impairment related to the Company’s 119 art paintings, (iii) a non-cash write-off of patent costs, and (iv) a write-off of a related party receivable. As a result of these corrections, the Company’s net loss for the fiscal year ended June 30, 2022 increased from $151,885 as was reflected in the Form 10-K for the fiscal year ended June 30, 2022 to approximately $3,987,000.

See below for a reconciliation from the previously reported September 30, 2022 consolidated financial statement to the restated amounts in the consolidated statement of operations, consolidated statement of changes in stockholder’ deficit and consolidated statement of cash flows for the three months ended September 30, 2022. The previously reported amounts were derived from the Company's Annual Report on Form 10-Q for the three months ended September 30, 2022 as filed with the SEC on November 14, 2022 (the “Original Report”). These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement described above. The following presents a reconciliation of the impacted consolidated financial statement line items as previously reported to the restated amounts as of September 30, 2022:

For The Three Months Ended September 30, 2022
	As previously reported	Restatement Adjustment	As restated
Consolidated Statement of Operations
General and administrative expenses	$48,922	$(60)	$48,862
Impairment of long-lived assets	$115,000	$(115,000)	$—
Net Loss	$(163,922)	$(115,060)	$(48,862)
Net Loss per common share- basic	$(0.00)	$(0.00)	$(0.00)
Net Loss per common share- diluted	$(0.00)	$(0.00)	$(0.00)

Consolidated Statement of Changes in Stockholders’ Deficit
Accumulated deficit	$(9,582,869)	$(3,720,084)	$(13,302,953)
Total stockholders’ equity (deficit)	$(52,577)	$(53,643)	$(106,220)

Consolidated Statement of Cash Flow
Net cash used in operating activities	$(38,318)	$59	$(38,259)
Net cash provided by financing activities	$38,994	$(59)	$38,935

NOTE 8 – SUBSEQUENT EVENTS

On September 22, 2023, the company entered into an agreement with cross-ING AG, an artificial intelligence development entity in Switzerland. The agreement was formed to create and deliver the software package tailored for GHST Sport Inc. The start of the project was October 2, 2023, with the initial payment due upon each milestone’s endorsement by the Steering Group, totaling 40,000 CHF (approximately 45,272 USD). In connection with the agreement the Company issued 4,476,176 shares of common stock on October 2, 2023. This issuance was based on an agreed upon fixed value of 180,000 CHF (approximately 203,724 USD) and based on the quoted price of the Company of $0.0455. For accounting purposes, the value of the shares on the date of issuance was $324,523 based on the closing price of the Company’s stock on September 22, 2023. Royalties will also be due under this agreement amounting to 1 CHF per unit sold up to 150,000 units.

Management has evaluated the subsequent events through November 20, 2023 the date at which the financial statements were available for issue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a holding company for various technology and related activities. As of the date of this Quarterly Report on Form 10-Q (this “Report”), our principal business strategy is seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard and, more recently, developing a business through a subsidiary formed in April 2023 with an initial focus on the clean energy and defense sectors.

The Smart Shin Guard is a wearable protective device used while playing soccer and certain other sports combined with data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time.

We have not generated any revenue and need substantial additional financing to continue the development and commercialization of our business plan and related products and services.

Recent Developments

On June 10, 2023, InSSIDe World Inc. (“InSSIDe”) and GHST Art World Inc. (“GHST Art”) entered into an agreement as consultants together with a third party consultant and a customer which contemplates the three consultants providing services to the customer in their respective specialty areas. The agreement provides for the payment of a consulting fee equal to 15,000 euros (approximately $16,029 USD) per month for the services performed in that month, for a period of 10 months.

On September 22, 2023 the Company entered into an agreement with cross-ING, an AI development company, which contemplates further development of the Smart Shin Guard for soccer and for other sports, with a particular view to developing software for the smart phone application and expanding the products’ use to other sports in addition to soccer. In exchange for these services, we have agreed to pay the service provider the following (i) 40,000 Swiss Francs (approximately $44,068 U.S. Dollars) per milestone achieved under the agreement as determined by a “steering group” comprised of senior representatives from each party, (ii) 4,476,176 shares of the Company’s common stock, and (iii) royalty payments of 1 Swiss Franc (approximately $1.10 U.S. Dollars) per unit sold, for up to 150,000 units.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Quarter Ended September 30, 2023 Compared to the Fiscal Quarter Ended September 30, 2022

We had $23,841 in revenue in the three months ended September 30, 2023 compared to no revenue for the three months ended September 30, 2022, and we sustained net losses of $56,095 and $48,862, respectively, in those periods. The revenue during the 2023 period related to the Company’s provision of consulting services through InSSiDe World.

During the three months ended September 30, 2023 and 2022, operating expenses were $78,841 and $48,862, respectively, which consisted of general and administrative expenses, including professional fees for legal and financial services. The increase in the 2023 period resulted from higher legal and accounting expenses arising from the restatement of the Company’s fiscal year 2022 financial statements.

We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing and our products and services in sufficient quantities, which was previously delayed by external forces and our limited capital, and may be further delayed as we attempt to balance continuing the development of our legacy Smart Shin Guard business plan and our new business development efforts in the clean energy and security spaces through InSSiDe. We have also recently refocused the efforts of GHST Art towards marketing and entertainment activities and related services, including founding an online newspaper.

We also may encounter difficulties commercializing our products and services in the future based on supply chain issues, inflation and adverse market conditions, which may among other adverse consequences result in a recession in one or more of the markets we intend to serve. In order to become profitable, we will need to further develop and execute on our business plan for our subsidiaries, and then establish a sufficient market for our products and services, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the three months ended September 30, 2023, the Company used net cash of $43,303 in operating activities as compared to $38,259 for the three months ended September 30, 2022. The increase in cash used from operations was primarily due to an increase in accounts payable and accrued expenses in the 2023 period higher legal and accounting expenses arising from the restatement of the Company’s fiscal year 2022 financial statements. We anticipate sustained or increased operational expenses as we transition our focus from product development to production and marketing efforts for the Smart Shin Guard, and we also may experience higher costs as we pursue new potential business ventures, such as any new business we may pursue through InSSIDe as described above, and potentially other business pursuits.

Cash Flows from Financing Activities:

Cash flows provided by financing activities for the three months ended September 30, 2023 were $11,243 compared to $38,935 for the three months ended September 30, 2022. The difference between periods is primarily attributable to issuance of common stock totaling $43,649 in the 2022 period compared to $0 in the 2023 period, partially offset by the Company’s receipt of related party advances totaling $11,243 compared to payments to related parties totaling $4,714 in the 2022 period.

Liquidity

We have $7,436 in available cash as of September 30, 2023 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

The Company expects to continue to use a portion of the authorized but unissued shares to raise capital and/or to convert previous loans made to the Company.

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the development of the Smart Shin Guard and plans to begin commercializing the product, the planned operation of InSSIDe World Inc. as a development-stage business with a focus on the clean energy and security sectors and GHST Art as a marketing and entertainment company, the implementation of our business plan and expected timelines for meeting objectives, future sources of revenue such as a recent agreement with two of our subsidiaries and a third party consultant and customer, our use of common stock in capital raising efforts and to satisfy previous advances to us, and our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from the potential adverse effects of inflation, increasing interest rates in response, geopolitical conflicts such as those occurring in Israel and Ukraine and negative operational impacts or an economic downturn or recession which may result, which may result in declines in consumer spending particularly to non-essential products and services such as those that we intend to offer, global supply chain disruptions, shortages and delays which may adversely affect our ability to develop, manufacture and sell our products and services within the intended timeframes or at all, risks and uncertainties surrounding new business opportunities we pursue, and the risks summarized our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 in the section titled “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of September 30, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities through the period covered by this Report have previously been disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The description of the consulting agreement under “Part I-Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Recent Developments,” is incorporated herein by reference.

On October 2, 2023, the Company issued an artificial intelligence contractor 4,476,176 shares of common stock as partial payment under the agreement entered into between the parties on September 22, 2023. The transaction was exempt from registration under Section 4(a)(2) under the Securities Act of 1933 (the “Securities Act”), and under Regulation S of the Securities Act as the shares were issued in a transaction not involving a public offering or in an offshore transaction to persons who are not U.S. Persons as defined by Regulation S, and there were no directed selling efforts made in the United States.

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

GHST World Inc.

Dated:	November 20, 2023	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	November 20, 2023	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	November 20, 2023	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

