Form 10-K/A
period 2023-06-30
GHST World Inc.
filed 2023-11-29
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended June 30, 2023 is being filed to revise Item 9A of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II, or Part III of the Form 10-K, originally filed on October 13, 2023.

Audit Firm Id	Auditor Name:	Auditor Location:
106	Salberg & Company, P.A.	Boca Raton, Florida

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2023 Form 10-K”) of GHST World Inc. (the “Company”) for the fiscal year ended June 30, 2023 (“FY 2023”), as filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2023. Specifically, this Amendment supplements Part II, Item 9A “Internal control over financial reporting of the 2023 Form 10-K to include management’s annual report on internal control over financial reporting as required by Item 308(a) of Regulation S-K, which was inadvertently omitted from the 2023 Form 10-K.

In addition, the Exhibit Index in Item 15 of Part IV of the 2023 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2023 Form 10-K. The 2023 Form 10-K continues to speak as of the filing date of the 2023 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2023 Form 10-K other than as expressly indicated in this Amendment.

ii

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of June 30, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls and procedures to support the identification of, accounting for, and the evaluation and disclosure of the valuation for impairment of intangible and other assets, the valuation for stock-based non-cash issuances, and revenue recognition including with respect to material contingencies related to the revenue and the deferred liabilities. These weaknesses contributed to certain material adjustments to and the restatement of the Company’s financial statements for the fiscal year ended June 30, 2022 and certain periods in the fiscal year ended June 30, 2023.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

1

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”) as a result of the following material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions.
•	The Company does not have written documentation of our internal controls policies and procedures.
•	A substantial portion of the Company’s financial reporting is carried out by an outside accounting firm.

•       The Company’s human resources, processes and systems are not sufficient to enable the production of timely and accurate financial statements in accordance with US GAAP.

We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/2021	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.3	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
10.1	Securities Exchange Agreement dated June 29, 2019+	10-12G	3/9/2021	10.1
10.2	Development Agreement between the Company and Hemar AG dated January 4, 2021**	10-12G/A	4/21/2021	10.2
10.3	Development Agreement between the Company and Applica srl dated February 2, 2021**	10-12G/A	4/21/2021	10.3
14.1	Code of Ethics				Filed^
16.1	Letter from Ciro E. Adams, CPA, LLC, dated October 7, 2022	8-K	10/11/2022	16.1
19.1	Insider Trading Policy				Filed^
21.1	List of Subsidiaries	10-12G	3/9/2021	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*^
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

^ Previously filed with our 2023 Form 10-K, originally filed with the SEC on October 13, 2023, which is being amended hereby.

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GHST World Inc., 667 Madison Avenue, 5th Floor, New York, NY 10065.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GHST World Inc.

Dated:	November 29, 2023	By:	/s/ Edoardo Berti Riboli
Edoardo Berti Riboli, Chief Executive Officer
(Principal Executive Officer)

4