Form 10-Q
period 2023-12-31
GHST World Inc.
filed 2024-02-12
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 5, 2024, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	December 31, 2023	June 30, 2023
	(Unaudited)

Assets

Current Assets
Cash	$1,058	$39,495
Accounts receivable	6,348	—
Total Current Assets	7,406	39,495

Total Assets	$7,406	$39,495

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$24,214	$1,112
Advances from related parties	190,055	126,496
Common stock payable	9,559	9,559
Deferred revenue	17,367	23,841
Total Current Liabilities	241,195	161,008

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A, 6,000 shares issued and outstanding at December 31, 2023 and June 30, 2023	6	6
Series B, 2,200 shares issued and outstanding at December 31, 2023 and June 30, 2023	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued at December 31, 2023 and June 30, 2023	130,201	125,725
Additional paid-in-capital	13,443,466	13,123,419
Accumulated deficit	(13,807,464)	(13,370,665)
Total Stockholders’ Deficit	(233,789)	(121,513)

Total Liabilities and Stockholders' Deficit	$7,406	$39,495

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
		(As Restated)		(As Restated)

Revenues	$15,854	$—	$39,695	$—

Operating expenses:
General and administrative expenses	72,796	19,181	151,638	68,043
Patent development costs	—	4,178	—	4,178
Product development costs	324,523	—	324,523
Total operating expenses	397,319	23,359	476,161	72,221

Other Income(expense):
Other income	761	(227)	(334)
Total Other Income (expense)	761	(227)	(334)	—

Net loss	$(380,704)	$(23,586)	$(436,800)	$(72,221)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	130,103,871	125,092,096	127,914,437	124,834,016

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Six Months Ended December 31, 2023 and 2022

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance June 30, 2022	6,000	$6	2,200	$2	124,430,534	$124,431	$13,028,646	$(13,254,091)	$(101,006)
Issuance of common stock for cash	—	—	—	—	452,022	452	43,196	—	43,648
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	—	(48,862)	(48,862)
Balance September 30, 2022 - As Restated	6,000	6	2,200	2	124,882,556	124,883	13,071,842	(13,302,953)	(106,220)

Issuance of common stock for cash	—	—	—	—	339,514	339	28,947	—	29,286
Net loss for the three months ended December 31, 2022	—	—	—	—	—	—	—	(23,586)	(23,586)
Balance December 31, 2022 - As Restated	6,000	6	2,200	2	125,222,070	125,222	13,100,789	(13,326,539)	(100,520)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance June 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,370,665)	$(121,513)
Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	—	(56,095)	(56,095)
Balance September 30, 2023	6,000	6	2,200	2	125,725,003	125,725	13,123,419	(13,426,760)	(177,608)

Issuance of common stock for services	—	—	—	—	4,476,176	4,476	320,047	—	324,523
Net loss for the three months ended December 31, 2023	—	—	—	—	—	—	—	(380,704)	(380,704)
Balance December 31, 2023	6,000	6	2,200	2	130,201,179	130,201	13,443,466	(13,807,464)	(233,789)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2023	2022
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(436,800)	$(72,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	324,523	—
Changes in operating assets and liabilities:
Accounts receivable	(6,348)	—
Accounts payable and accrued expenses	23,102	1,355
Deferred revenue	(6,474)	—
Net Cash Used In Operating Activities	(101,997)	(70,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	63,559	(1,587)
Issuance of common stock for cash	—	72,934
Net Cash Provided By Financing Activities	63,559	71,347

Net increase (decrease) in cash	(38,438)	480

Cash - beginning of period	39,495	206

Cash - end of period	$1,058	$686

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

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

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the six months ended December 31, 2023 and 2022, and our financial position as of December 31, 2023, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $436,800 and $72,221 for the six months ended December 31, 2023 and 2022. The Company has an accumulated deficit of $13,807,464 and $13,370,665 for the six months ended December 31, 2023 and the year ended June 30, 2023, respectively and a stockholders’ deficit of $233,789 and $121,513 as of December 31, 2023 and June 30, 2023. The Company used $101,997 and $70,867 in cash flow from operating activities for the six months ended December 31, 2023 and 2022.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date these financial statements were issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, and additional financing. These financial statements do not include any adjustments related to the recovery and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GHST WORLD, INC. Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company currently receives all its revenues from one customer and all the deferred revenues from a few other customers. The company is dependent on its chairman of the Board for short term funding, who has provided a significant portion of the funding through December 31, 2023.

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at December 31, 2023 or June 30, 2023.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of December 31, 2023 and June 30, 2023, the company did not record any such allowance.

Fair Value

The carrying value of cash, other assets, accounts and other payable approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by GAAP consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities.
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the three months ended December 31, 2023 and June 30, 2023.

GHST WORLD, INC. Notes to Unaudited Condensed Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets for the Company consist primarily of other assets and patents. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset-by-asset basis and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets.

Research and Development

Research and development costs are expensed as incurred. These costs consist primarily of costs related to the development of new products.

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

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, in accounting for its stock-based compensation. This accounting standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. We measure stock-based compensation using the fair market value of the Company’s common stock on the date of the grant.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the six months ended December 31, 2023 or 2022.

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

GHST WORLD, INC. Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European patent for the same device in October 2022. The Company has accumulated costs of $39,181 through June 30, 2022, to register the patents and had additional costs of $4,578 for the year ended June 30, 2023. The Company executed a joint venture agreement to monetize the patents, however as the Company has not generated any revenues to date from the use of the patents and thus, the Company has recorded an impairment totaling $39,181 as of June 30, 2022. All future costs including the costs incurred during the fiscal year ended June 30, 2023 will be expensed as incurred as patent development expense until any capitalization is deemed appropriate. The Company had no patents and patents development costs at December 31, 2023.

NOTE 4 – COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of December 31, 2023, and June 30, 2023, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2023 and June 30, 2023, the Company owed related parties a total of $190,055 and $126,496, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of December 31, 2023, of amounts due to related parties that will be converted as described in Note 4.

NOTE 6 – STOCKHOLDERS’ EQUITY

On September 22, 2023, the Company entered into an agreement with cross-ING AG, an artificial intelligence development entity in Switzerland. The joint venture was formed to create and deliver the software package tailored for GHST Sport Inc. The start of the project was October 2, 2023, with the initial payment due upon each milestone’s endorsement by the Steering Group, totaling 40,000 CHF (approximately 45,272 USD). In connection with the agreement the Company issued 4,476,176 shares of common stock on October 2, 2023, which the Company has agreed not to sell for a period of two years. For accounting purposes, the value of the shares on the date of issuance was $324,523 based on the closing price of the Company’s stock on September 22, 2023. Royalties will also be due under this agreement amounting to 1 CHF per unit sold up to 150,000 units.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations

NOTE 8 – IMPACT OF RESTATEMENT

The Company made certain adjustments impacting its financial statements for the fiscal years ended June 30, 2023 and 2022 and interim periods (the “Affected Periods”). The restatement and adjustments arising therefrom relates to the following corrections of errors contained in the previous financial statements for some or all of the Affected Periods: (i) the inclusion of a new non-cash expense arising from the issuance of approximately 118,663,761 shares of common stock during fiscal year 2022 in satisfaction of indebtedness at an average price per share of approximately $0.00185, below the fair market value of the shares, (ii) a non-cash impairment related to the Company’s 119 art paintings, (iii) a non-cash write-off of patent costs, and (iv) a write-off of a related party receivable. As a result of these corrections, the Company’s net loss for fiscal year 2022 increased from $151,885 as was reflected in its annual report on Form 10-K for the fiscal year ended June 30, 2022 to approximately $3,987,000.

GHST WORLD, INC. Notes to Unaudited Condensed Consolidated Financial Statements

See below for a reconciliation from the previously reported December 31, 2022 consolidated financial statement to the restated amounts in the consolidated statement of operations, consolidated statement of changes in stockholder’ deficit and consolidated statement of cash flows for the six months ended December 31, 2022. The previously reported amounts were derived from the Company's Quarterly Report on Form 10-Q for the six months ended December 31, 2022 as filed with the SEC on February 14, 2023 (the “Original Report”). These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement described above. The following presents a reconciliation of the impacted consolidated financial statement line items as previously reported to the restated amounts as of December 31, 2022.

As of December 31, 2022

Consolidated Balance Sheet	As previously reported	Restatement Adjustment	As restated
Patent costs	$41,960	$(41,960)	$—

For The Three Months Ended December 31, 2022

	As previously reported	Restatement Adjustment	As restated
Consolidated Statement of Operations
General and administrative expenses	$19,241	$(60)	$19,181
Impairment of long-lived assets	—	—	—
Depreciation and Amortization	1,399	(1,399)	—
Patent development costs	—	4,178	4,178
Net Loss	$(20,867)	$(2,719)	$(23,586)

For The Six Months Ended December 31, 2022

	As previously reported	Restatement Adjustment	As restated
Consolidated Statement of Operations
General and administrative expenses	$68,163	$(120)	$68,043
Impairment of long-lived assets	115,000	(115,000)	—
Depreciation and Amortization	1,399	(1,399)	—
Patent development costs	—	4,178	4,178
Net Loss	$(184,562)	$(112,568)	$(72,221)
Foreign exchange loss	(227)	—	(227)
Comprehensive loss	$(184,789)	$(112,568)	$(72,448)

Consolidated Statement of Changes in Stockholders’ Deficit
Accumulated deficit	$(9,603,509)	$(3,722,030)	$(13,326,539)
Total stockholders’ equity (deficit)	$(44,158)	$(56,362)	$(100,520

Consolidated Statement of Cash Flow
Net cash used in operating activities	$(67,035)	$(3,832)	$(70,867)
Net cash provided by financing activities	$71,468	$(121)	$71,347
Net cash used in investing activities	$(4,178)	$4,178	$—

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

The Smart Shin Guard is a wearable protective device used while playing soccer and other sports combined with data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time.

We have not generated revenue on a consistent basis or in amounts which are necessary to offset operating losses, and need substantial additional financing to continue the development and commercialization of our business plan and related products and service

Recent Developments

Beginning in October 2023, InSSIDeWorld has performed services related to conducting preliminary research on security and preventative measures focusing on criminal activity at stadiums for sporting events.

In the quarter ended December 31, 2023 and more recently, the Company and its service provider have continued product development efforts for its Smart Shin Guard, with efforts focused on finalizing specifications for an initial prototype of the product.

In the quarter ended December 31, 2023, InSSIDEWorld as continued its efforts to procure solar panel systems, and is in the process of seeking the necessary financing for such systems, as well as evaluating prospective markets for selling these systems.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

We had $15,854 in revenue in the three months ended December 31, 2023 compared to no revenue for the three months ended December 31, 2022, and we sustained net losses of $380,704 and $23,586, respectively, in those periods. The higher losses resulted from increased operating expenses in the 2023 period, as more particularly described in the paragraph that follows. The revenue during the 2023 period related to the Company’s provision of consulting services through InSSiDe World.

During the three months ended December 31, 2023 and 2022, operating expenses were $397,319 and $23,359, respectively. The operating expenses in the 2023 period included $324,523 of product development costs with no corresponding costs in the 2022 period (as restated), as the Company engaged in research and development efforts for the products and services. In addition, there were $72,796 in general and administrative expenses which related to accounting and legal expenses filings with the Securities and Exchange Commission including for the restated financials described in Note 8 to the accompanying financial statements, compared to $19,181 of in general and administrative expenses in the 2022 period.

Six Months Ended December 31, 2023 Compared to the Six Months Ended December 31, 2022

We had $39,695 in revenue in the six months ended December 31, 2023 compared to no revenue for the six months ended December 31, 2022, and we sustained net losses of $436,800 and $72,221, respectively, in those periods. The revenue during the 2023 period related to the Company’s provision of consulting services through InSSiDe World.

During the six months ended December 31, 2023 and 2022, operating expenses were $476,161 and $72,221, respectively, which consisted of product development costs and general and administrative expenses relating to the same items described above for the three-month period.

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

 Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the six months ended December 31, 2023, the Company used net cash of $101,997 in operating activities as compared to $70,867 for the six months ended December 31, 2022. The increase in cash used from operations was primarily due to $324,523 in stock compensation with no corresponding charge in the 2022 period, and an increase in accounts payable and accrued expenses in the 2023 period and legal and accounting expenses arising from the restatement of the Company’s financial statements as described in Note 8 to the accompanying financial statements. We anticipate experiencing sustained or increased operational expenses as we continue our business development efforts.

Cash Flows from Financing Activities:

Cash flows provided by financing activities for the six months ended December 31, 2023 were $63,559 compared to $71,347 for the six months ended December 31, 2022. The difference between periods is primarily attributable to issuance of common stock totaling $72,934 in the 2022 period compared to $0 in the 2023 period, partially offset by the Company’s receipt of related party advances totaling $63,559 compared to payments to related parties totaling $(1,587) in the 2022 period.

Liquidity

We have $1,058 in available cash as of December 31, 2023 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of December 31, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/2021	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.2	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
16.1	Letter from Salberg & Company, P.A. dated October 27, 2023	8-K	10/30/2023	16.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

GHST World Inc.

Dated:	February 12, 2024	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	February 12, 2024	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	February 12, 2024	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

