Form 10-Q
period 2024-03-31
GHST World Inc.
filed 2024-05-10
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

 i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets

Current Assets
Cash	$76	$39,495
Accounts receivable	6,348	—
Total Current Assets	6,424	39,495

Total Assets	$6,424	$39,495

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$26,339	$1,112
Advances from related parties	214,863	126,496
Common stock payable	9,559	9,559
Deferred revenue	17,367	23,841
Total Current Liabilities	268,128	161,008

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A, 6,000 shares issued and outstanding at March 31, 2024 and June 30, 2023	6	6
Series B, 2,200 shares issued and outstanding at March 31, 2024 and June 30, 2023	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued at March 31, 2024 and June 30, 2023	130,201	125,725
Additional paid-in-capital	13,443,466	13,123,419
Accumulated deficit	(13,835,379)	(13,370,665)
Total Stockholders’ Deficit	(261,704)	(121,513)

Total Liabilities and Stockholders' Deficit	$6,424	$39,495

  The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
		(As Restated)		(As Restated)

Revenues	$431	$—	$40,126	$—

Operating expenses:
General and administrative expenses	28,604	20,998	180,241	89,268
Product development costs	—	—	324,523	4,178
Total operating expenses	28,604	20,998	504,764	93,446

Other Income(expense):
Other income	258	—	(75)	—
Total Other Income (expense)	258	—	(75)	—

Net loss	$(27,915)	$(20,998)	$(464,714)	$(93,446)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	130,201,179	25,239,107	128,671,141	124,967,075

  The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Nine Months Ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2022	6,000	$6	2,200	$2	125,222,070	$125,222	$13,100,789	$(13,326,539)	$(100,520)
Issuance of common stock for cash	—	—	—	—	33,333	33	1,967	—	2,000
Net loss for the three months ended March 31,2023	—	—	—	—	—	—	—	(20,998)	(20,998)
Balance March 31, 2023 - As Restated	6,000	6	2,200	2	125,255,403	125,255	13,102,756	(13,347,537)	(119,518)

Balance June 30, 2022	6,000	$6	2,200	$2	124,430,534	$124,431	$13,028,646	$(13,254,091)	$(101,006)
Issuance of common stock for cash	—	—	—	—	824,869	824	74,110	—	74,934
Net loss for the nine months ended March 31, 2023	—	—	—	—	—	—	—	(93,446)	(93,446)
Balance March 31, 2023 - As Restated	6,000	6	2,200	2	125,255,403	125,255	13,102,756	(13,347,537)	(119,518)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,807,464)	$(233,789)
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	(27,915)	(27,915)
Balance March 31, 2023	6,000	6	2,200	2	130,201,179	130,201	13,443,466	(13,835,379)	(261,704)

Balance June 30, 2023	6,000	6	2,200	2	125,725,003	125,725	13,123,419	(13,370,665)	(121,513)
Issuance of common stock for services	—	—	—	—	4,476,176	4,476	320,047	—	324,523
Net loss for the nine months ended March 31, 2024	—	—	—	—	—	—	—	(464,714)	(464,714)
Balance March 31, 2024	6,000	6	2,200	2	130,201,179	130,201	13,443,466	(13,835,379)	(261,704)

  The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2024	2023
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(464,714)	$(93,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	324,523	—
Changes in operating assets and liabilities:
Accounts receivable	(6,348)	—
Accounts payable and accrued expenses	25,227	1,108
Deferred revenue	(6,474)	—
Net Cash Used In Operating Activities	(127,786)	(92,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	88,367	17,737
Issuance of common stock for cash	—	74,935
Net Cash Provided By Financing Activities	88,367	92,672

Net increase (decrease) in cash	(39,419)	332

Cash - beginning of period	39,495	206

Cash - end of period	$76	$538

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Condensed Notes to Consolidated Financial Statements

March 31, 2024 and June 30, 2023

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the nine months ended March 31, 2024 and 2023, and our financial position as of March 31, 2024, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $464,714 and $93,446 for the nine months ended March 31, 2024 and 2023. The Company has an accumulated deficit of $13,835,379 and $13,370,665 as of March 31, 2024 and June 30, 2023, respectively and a stockholders’ deficit of $261,704 and $121,513 as of March 31, 2024 and June 30, 2023. The Company used $127,786 and $92,339 in cash flow from operating activities for the nine months ended March 31, 2024 and 2023.

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

Management intends to raise money through outside investors and related party advances as needed to support its working capital needs. Currently the Company intends to raise capital from its existing shareholders, officers and directors and from the possible sale of securities to other investors. Management cannot provide any assurances that the Company will be successful in completing these undertakings and accomplishing any of its plans.

Principles of Consolidation

The consolidated financial statements include the accounts of the following wholly owned subsidiaries:

•	GHST Art World, Inc
•	GHST Sport Inc.
•	IoTT world Inc.
•	Insside World Inc.

All intercompany balances and transactions have been eliminated in consolidation.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2024 and June 30, 2023 (Unaudited)

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

The Company currently receives all its revenues from one customer and all the deferred revenues from a few other customers. The company is dependent on its chairman of the Board of Directors for short term funding, who has provided a significant portion of the funding through March 31, 2024.

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at March 31, 2024 or June 30, 2023.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of March 31, 2024 and June 30, 2023, the Company did not record any such allowance.

Fair Value

The carrying value of cash, other assets, accounts and other payable approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by United States generally accepted accounting principles (GAAP) consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities.
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2024 and June 30, 2023 (Unaudited)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the nine months ended March 31, 2024 and June 30, 2023.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the nine months ended March 31, 2024 or 2023.

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

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2024 and June 30, 2023 (Unaudited)

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European Patent for the same device in October 2022. The Company has accumulated costs of $39,181 through June 30, 2022, to register the patents and had additional costs of $4,578 for the year ended June 30, 2023. The Company executed a joint venture agreement to monetize the patents, however as the Company has not generated any revenues to date from the use of the patents and thus, the Company has recorded an impairment totaling $39,181 as of June 30, 2022. Any future costs will be expensed as incurred as patent development expense until any capitalization is deemed appropriate. The Company had no patents and patents development costs during the nine month ended March 31, 2024.

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of March 31, 2024, and June 30, 2023, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5- RELATED PARTY TRANSACTIONS

At March 31, 2024 and June 30, 2023, the Company owed related parties a total of $214,863 and $126,496, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of March 31, 2024, of amounts due to related parties that will be converted as described in Note 4.

NOTE 6- STOCKHOLDERS’ EQUITY

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

NOTE 7- COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 8- IMPACT OF RESTATEMENT

The restatement and adjustments arising therefrom relates to the following corrections of errors contained in the previous financial statements for some or all of the Affected Periods: (i) the inclusion of a new non-cash expense arising from the issuance of approximately 118,663,761 shares of common stock during the fiscal year ended March 31, 2022 in satisfaction of indebtedness at an average price per share of approximately $0.00185, below the fair market value of the shares, (ii) a non-cash impairment related to the Company’s 119 art paintings, (iii) a non-cash write-off of patent costs, and (iv) a write-off of a related party receivable. As a result of these corrections, the Company’s net loss for the fiscal year ended March 31, 2022 increased from $151,885 as was reflected in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 to approximately $3,987,000.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2024 and June 30, 2023 (Unaudited)

See below for a reconciliation from the previously reported March 31, 2023 consolidated financial statement to the restated amounts in the consolidated statement of operations, consolidated statement of changes in stockholder’ deficit and consolidated statement of cash flows for the nine months ended March 31, 2023. The previously reported amounts were derived from the Company's Annual Report on Form 10-Q for the nine months ended March 31, 2023 as filed with the SEC on September 1, 2023 (the “Original Report”). These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement described above. The following presents a reconciliation of the impacted consolidated financial statement line items as previously reported to the restated amounts as of March 31, 2023:

As of March 31, 2023
	As previously reported	Restatement Adjustment	As restated
Consolidated Balance Sheet
Patent costs	$40,362	$(40,362)	$—

For The Three Months Ended March 31, 2023
	As previously reported	Restatement Adjustment	As restated
Consolidated Statement of Operations
General and administrative expenses	$21,286	$(288)	$20,998
Impairment of long-lived assets	—	—	—
Depreciation and Amortization	1,598	(1,598)	—
Patent development costs	—	—	—
Net Loss	$(22,884)	$(1,886)	$(20,998)

For The Nine Months Ended March 31, 2023
	As previously reported	Restatement Adjustment	As restated
Consolidated Statement of Operations
General and administrative expenses	$89,449	$(181)	$89,268
Impairment of long-lived assets	115,000	(115,000)	—
Depreciation and Amortization	2,997	(2,997)	—
Patent development costs	—	4,178	4,178
Net Loss	$(207,446)	$(114,000)	$(93,446)

Consolidated Statement of Changes in Stockholders’ Deficit
Accumulated deficit	$(9,626,393)	$(3,721,144)	$(13,347,537)
Total stockholders’ equity (deficit)	$(64,815)	$(54,702)	$(119,518)
Consolidated Statement of Cash Flow
Net cash used in operating activities	$(88,339)	$(4,000)	$(92,339)
Net cash provided by financing activities	$92,850	$(178)	$92,672
Net cash used in investing activities	$(4,178)	$4,178	$—

NOTE 9- SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a holding company for various technology and related activities. As of the date of this Quarterly Report on Form 10-Q (this “Report”), our principal business strategy is seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard, and developing a business through a subsidiary formed in April 2023 with an initial focus on the clean energy and defense sectors.

The Smart Shin Guard is a wearable protective device used while playing soccer and other sports combined with data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time.

We have not generated revenue on a consistent basis or in amounts which are necessary to offset operating losses, and need substantial additional financing to continue the development and commercialization of our business plan and related products and service.

Recent Developments

During the three months ended March 31, 2024, the Company has continued its development efforts with respect to the Smart Shin Guard, including working with its third party service provider to procure a newly developed prototype for the product for further research and development.

In addition, InSSIDEWorld as continued its efforts to procure solar panel systems, and is in the process of seeking the necessary financing for such systems, as well as evaluating prospective markets for selling these systems.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Quarter Ended March 31, 2024 Compared to the Fiscal Quarter Ended March 31, 2023

We had revenues of $431 in the three months ended March 31, 2024 and no revenue in the three months ended 2023, and we sustained net losses of $27,915 and $20,998, respectively, in those periods. During the three months ended March 31, 2024 and 2023, expenses consisted primarily of general and administrative expenses, including general business administration and professional fees for legal and financial services.

Nine Months Ended March 31, 2024 Compared to the Nine Months Ended March 31, 2023

We had revenues of $40,126 in the nine months ended March 31, 2024 and no revenue in the nine months ended 2023, and we sustained net losses of $464,714 and $93,446, respectively, in those periods. The revenue in the 2024 period resulted from the provision of consulting services through InSSiDe World.

Our total operating expenses were $504,764 and $93,446 during the nine months ended March 31, 2024 and 2023, respectively, reflecting increased product development costs of $324,523 in the 2024 period compared to $4,178 in the 2023 period, and increased general and administrative expenses of $180,241 in the 2024 period compared to $89,268 in the 2023 period. The increase in product development costs related to research and development efforts and services for our Smart Shin Guard and our ongoing efforts with respect to InSSiDe World, each of which is still in the early stages.

We do not expect to generate material revenue on a consistent basis unless and until we can implement our business plan and begin marketing and selling our products and services in sufficient quantities, which was previously delayed due to impacts of external factors and our limited capital resources on our development efforts. We may encounter further delays, and are currently in search of collaboration partners and strategic alliances and transactions to further advance our business.

We also may encounter difficulties commercializing our products and services in the future based on supply chain issues, inflation and adverse market conditions which may result, as well as other factors beyond our control. In order to become profitable, we will need to establish a sufficient market for our products and services, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the nine months ended March 31, 2024, net cash used in operating activities was $(127,786) as compared to net cash used in operating activities of $(92,339) for the nine months ended March 31, 2023. The increase was primarily due to stock compensation of $324,523 in the 2024 period with no corresponding charge in the 2023 period, and increased accounts payable and accrued expenses in the 2024 period. We anticipate sustained or increased operational expenses as we transition our focus from product development to production and marketing efforts for the Smart Shin Guard, and as we continue to pursue new business through InSSIDe World Inc. as described above.

Cash Flows from Financing Activities:

Net cash provided by financing activities for the nine months ended March 31, 2024 were $88,367 compared to $92,672 for the nine months ended March 31, 2023, reflecting an increase in advances from related parties which partially offset a lack of issuances of common in the 2024 period when compared to the 2023 period.

Liquidity

We do not have sufficient available cash as of March 31, 2024 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

The Company expects to continue to use a portion of the authorized but unissued shares to raise capital and/or to convert previous loans made to the Company.

The Company requires additional capital to continue its development efforts with respect to its products and services, which we may not be able to obtain on favorable terms, in the quantities and within the timeframes needed, or at all.

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the development of the Smart Shin Guard and plans to begin commercializing the product, the development of InSSIDe World Inc. as a development-stage business with a focus on the clean energy and security sectors, the implementation of our business plan and expected timelines for meeting objectives, future sources of revenue such as a recent agreement with two of our subsidiaries and a third party consultant and customer, our use of common stock in capital raising efforts and to satisfy previous advances to us, and our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of March 31, 2024 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

 ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/21	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.2	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

GHST World Inc.
Dated:	May 10, 2024	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	May 10, 2024	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	May 10, 2024	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

