Form 10-K
period 2024-06-30
GHST World Inc.
filed 2024-10-11
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,407,776 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of September 23, 2024, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
5525	Fruci & Associates II, PLLC	Spokane, WA

i

PART I

ITEM 1. BUSINESS.

Cautionary Note Regarding Forward Looking Statements

This annual report on Form 10-K (this “Report”) contains forward-looking statements including statements regarding the Company’s patents, the development, marketing and sale of its products including its Smart Shin Guard, the implementation of its business plan and expected timelines for meeting its objectives, intentions and efforts for the potential development of new business opportunities, anticipated or potential future revenue and projections for our business, the need for capital to fund and grow its operations, and liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are summarized in the “Summary of Risk Factors” below and are more particularly described in Item 1A. - Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

History

GHST World Inc. (“GHST” or the “Company”) was organized on November 12, 1999, as a Nevada corporation.

On September 21, 2017 we changed our name to “GHST World, Inc.” On March 9, 2021 we filed a registration statement on Form 10 (File No. 000-31705) (the “Form 10”) to register our common stock pursuant to Section 12(g) of the Exchange Act. The Form 10 as amended became effective on May 8, 2021.

On April 3, 2019, we formed GHST Sport Inc. (“GHST Sport”) as a wholly-owned subsidiary of the Company and shifted our business focus to the marketing and sale of technologically-enhanced sports equipment and the acquisition and development of related intellectual property. To that end, on June 30, 2020 we obtained a U.S. patent for our Smart Shin Guard, and in October 2022 we obtained a European patent in Europe which covers five countries (Italy, France, Spain, Germany and the United Kingdom).

On June 29, 2019, the Company acquired all of the capital stock of GHST Art World Inc., a Florida corporation (“GHST Art”), whose principal assets consisted of 119 art paintings and reproductions. GHST Art has not sold any of these items or generated any revenue.

In April 2019, we formed IoTT World Inc. (“IoTT”), which is an acronym for “Internet of Things Tech,” as our wholly-owned subsidiary which focuses on the research and development of technology and products designed to connect common household and other electronic devices using the Internet. IoTT is still in the early stages of development. IoTT World Inc. will manage the data platform for all sports resulting from the recently signed a joint venture agreement with the cross-Ing, an artificial intelligence (AI) company, as described below at page 2. IoTT has not sold any of these items or generated any revenue.

In April 2023, the Company formed InSSIDe World, Inc. (“InSSIDe”), a Florida corporation, as its wholly-owned subsidiary, as a development stage business which is which is in the early stages of exploring potential business opportunities.

We currently have minimal assets other than our patented technology and are relying on the ability to raise the necessary capital to exploit the patents we acquired for the Smart Shin Guard. We plan to market and sell this product to athletes, sports teams, organizations and leagues, with an initial focus on professional and amateur soccer (football) teams and leagues, both within the U.S. and abroad.

We have not yet generated significant revenue from any of our current products and have relied upon issuances of shares of our common stock and related party loans to fund our operations. We continue to develop our Smart Shin Guard and related technology, including a smart phone application, as more particularly described below.

Our management and directors are based in Italy and other European countries and serve on a part-time basis. We have no full-time employees.

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

Product Development

The Company completed the Beta testing of the functionality of the Smart Shin Guard in July 2024, and we are seeking to complete final development processes so we can begin producing and selling the product. These processes have been delayed due to our limited capital.

In connection with our development efforts for the Smart Shin Guard, on September 23, 2023, we entered into a joint venture agreement with cross-ING, an AI development company, which contemplates further development of the Smart Shin Guard for soccer and for other sports, with a particular view to developing software for the smart phone application and expanding the products’ use to other sports in addition to soccer. In exchange for these services, we have agreed to pay the service provider the following (i) 40,000 Swiss Francs (approximately $44,068 U.S. Dollars) per milestone achieved under the agreement as determined by a “steering group” comprised of senior representatives from each party, (ii) 4,476,176 shares of the Company’s common stock, and (iii) royalty payments of 1 Swiss Franc (approximately $1.10 U.S. Dollars) per unit sold, for up to 150,000 units.

We are currently seeking vendors to further develop the Smart Shin Guard with the goal of beginning marketing of the product in 2025. To do so, we need to determine and complete the specifications for our product and begin production of a completed product in collaboration with our vendor, which may entail, among other things, obtaining sufficient additional capital. We are also in search of other strategic alliances and potential business opportunities to develop and enhance our business plan and intended product offerings.

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

Other Subsidiaries

Other than GHST Sport, we have three other subsidiaries. These subsidiaries are still in the developmental stages and do not currently contribute to our business in a significant manner. However, some or all of these subsidiaries may have a more central role in our business in the future, provided we can access the necessary capital, form strategic relationships and otherwise develop and execute a business plan for such subsidiaries. Below is a brief description of each subsidiary.

InSSIDe World Inc.

InSSIDe World, Inc., our wholly-owned subsidiary, is a development stage business which is in the early stages of exploring potential business opportunities.

GHST Art World Inc.

GHST Art is our wholly-owned subsidiary which we acquired on June 29, 2019, together with its portfolio of 119 art paintings and reproductions as its principal assets. We have not sold any of these assets. We are also developing a virtual artist “incubator” and art trading platform and network to assist emerging artists increase their visibility and locate and procure sales of their artwork to consumers. GHST Art is also in the process of founding an online newspaper, and will also provide information on the group's activities. These concepts are still in the development stage and we do not expect to bring them to market or generate revenue therefrom in the short term.

IoTT World, Inc.

IoTT, which is an acronym for “Internet of Things Tech,” is our wholly-owned subsidiary which, with the signing of the joint venture agreement with the AI company cross-Ing, is planning to provide a series of data platforms for all sports programmed in the joint venture agreement, and no longer just a platform for our SSGs related to soccer. This concept is still in the development stage and we do not expect to bring it to market or generate revenue from it in the short term.

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

Competition

With respect to GHST Sport, we will compete directly with sports equipment and apparel developers, wholesalers and retailers, as well as other businesses offering player and team tracking technology, some of which sell similar products to ours, and many of which have significantly greater capital and human resources than we do. For example, we face competition from other businesses which provide smart data tracking and collection technology in the form of wearable sporting equipment, including Soccerment and TibTop, each of which offers wearable shin guards, and Catapult Sports, which offers similar wearable devices, with some level of data collection, analysis and transmission functionalities. Additionally, other sports already deploy similar technology in their gameplay, which have the ability or potential to be expanded to other uses, including soccer. For example, in American football Zebra Technology provides equipment with motion and data tracking systems similar to the functions our product is designed to offer at the professional level, and Zebra and other companies provide similar technology at the collegiate and lower levels. These competitors could enter our target markets and/or seek to prevent us from entering those markets using our technology.

Although our Smart Shin Guard technology uses patented features and processes and we believe the depth of information it can collect, analyze and transmit provides us with an advantage over certain of our prospective competitors, there can be no guarantee that our competitors have not or will not develop and sell technology that is similar or superior to ours and/or that will hinder or limit our ability to access the markets we plan to target. Further, with respect to the phone app for the Smart Shin Guard, there is at least one other similar application called Goalon which allows users to track certain performance metrics directly on their cellular device, and there may be others currently in the market or that are being or may be developed that we will compete with. Additionally, some sporting equipment companies and service providers offer technology or services using different means, such as cameras that collect and transmit team and player data in a manner similar to ours, could be seen as competitors. Offerings of similar equipment and technology to our Smart Shin Guard by any of these competitors will likely create a barrier to market entry for our product and/or render it difficult to develop or grow a customer base, particularly to the extent our potential customers and users have already integrated competitor products and services. Further, while we are not aware of similar wearable devices that are approved by soccer leagues for in-play usage, we have also not obtained such approval for the Smart Shin Guard ourselves, and there can be no assurance that such approval will be obtained.

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

Employees

We currently have no full-time employees. Our officers provide services on a part-time basis.

Status as an Emerging Growth Company

Because we have nominal revenues and have never had a registration statement under the Securities Act of 1933 become effective, we are an emerging growth company. An emerging growth company is defined as a company which had annual gross revenues were less than $1.07 billion during its most recently completed fiscal year and have never sold common equity securities under a registration statement. We will continue to be an emerging growth company until the earlier of: (i) the last day of the fiscal year of the Company during which we had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the date of the Company’s first sale of common equity securities of pursuant to an effective registration statement under the Securities Act; (iii) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

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

We have limited capital and have accumulated losses through June 30, 2024, of $13,881,949 since inception. Because we do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, our auditors have issued an opinion with an explanatory paragraph regarding our ability to continue as a going concern. Our continued existence is dependent upon us or obtaining the necessary capital to meet our expenditures. We cannot assure you that we will be able to raise adequate capital to meet our future working capital needs.

Because we expect to need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We currently need substantial working capital. The adverse impacts on the global economy or any subsequent or further financial hardship caused by the geopolitical conflicts in Ukraine and Israel, or a resurgence of inflation and increased central banks interest rates in response, along with any recession or market downturn which result, could adversely affect our ability to raise capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to remain in business, and we will have to cease operations.

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

GHST is relying primarily upon its U.S. patented sports equipment technology which we intend to market and sell in the U.S. and foreign athletic markets to individual players, teams and organizations interested in the Smart Shin Guard’s data collecting capabilities. We have not sold our products, and do not presently have inventory available for sale. Our development process for the Smart Shin Guard has repeatedly been delayed from original projected timeframes due to our small size and lack of capital. If this trend continues and we fail to commercialize the product before our patents expires in our target markets, we could fail to generate material revenue or establish brand recognition necessary to achieve our goals and provide value to our shareholders. We cannot assure you that assuming we obtain sufficient financing, we will be able to successfully market our product in any of the target countries, derive any material revenue or attain profitability. Further, with the addition of InSSIDe World which is in its early stages of developing a business plan for potential new business opportunities, in addition to our legacy focus on the Smart Shin Guard and the other early stage businesses we are developing or considering as described in this Report, our management team may be divided among multiple projects, and may be unable to allocate and use our limited resources in an efficient or effective manner. Further, each industry in which we seek to operate through the aforementioned businesses and business plans poses unique challenges, including intense competition, regulatory requirements, and limitations on qualified personnel and market opportunity, which gives rise to further risks and uncertainties that are particularly present for us as we continue in the early development stage of each prospective business. If we are not successful in marketing the Smart Shin Guard and/or developing other business as presently intended, it is likely that you will lose your entire investment.

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

Among other things, implementation of our growth strategy would be adversely affected by the following:

•	we may not be able to attract sufficient customers/subscribers for our product(s);
•	our research and development, manufacturing and marketing costs may be materially more than we anticipate which will affect our future gross profit margins;
•	a decline in general market conditions may prevent us from successfully establishing a customer base or raising capital as required;
•	if our product proceeds to the commercialization phase, we may fail to adequately protect or maintain our intellectual property, especially if the development phase continues to be delayed or prolonged;
•	we may face significant litigation from competitors with intellectual property rights for products that are similar to ours, the occurrence of which would not only divert our management’s time and attention, but involve prohibitive legal and other defense costs; and
•	because we do not have any agreements to manufacture our products, our future costs may impact our ability to price our products at a level which generates future sales.

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

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. We may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad, particularly given our present business plan involves marketing and sales efforts on countries located outside of the United States. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

As described elsewhere in this Report, in addition to our Smart Shin Guard the development of which remains our principal business focus, we are in the process of developing and/or pursuing business plans for InSIDDe World, GHST Art, IoTT, and each of which involves a unique business model and would take substantial time and resources to execute and develop into a revenue generating enterprise. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

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

Due to our limited capital, we will rely on the outside consultants and employees to develop and market our products and/or expand our business models. In the event that one or more of these consultants or employees terminates their services to with the Company, fails to follow management’s instructions or becomes unavailable, we may see adverse effects to our business and face difficulty locating and retaining suitable replacements. Further, because we will operate in multiple countries, language barriers and complications with respect to monitoring our personnel is more likely than a more localized approach. There can no assurance that our employees or consultants will stay with us or can be adequately controlled, or that we will be able to retain replacements on favorable terms or at all, in which case our business could be harmed.

We will rely on third parties to sell our products, and if any of these third parties alter, restrict access to or discontinue their relationships with us, or experience technical difficulties, our ability to market our product(s) would be diminished and our business, revenue and financial results could be harmed.

We will rely on a combination of direct sales, licensing agreements, and the use of our website to sell our Smart Shin Guard and any other products or services we have or may develop or acquire. Similarly, we may rely on third party consultants and suppliers in any future business opportunities we may pursue. If our website or one or more of these third parties experiences a security breach or outage, or any third party through which we sell or to whom we license our products or services terminates or adversely modifies the terms of their engagement with us, our ability to develop and grow a customer base decline and our ability to reach potential customers would be negatively affected, causing our revenues and financial results to be harmed. Additionally, we could be exposed to potential liability and losses, and/or reputational harm, in the event these third parties fail to perform as contracted or deliver products or materials that fail to meet specifications, customer expectations, or safety or other regulatory requirements.

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business will depend on the overall demand for our products and services, including the Smart Shin Guard and any future business opportunities we pursue, each of which can be characterized as a “non-essential” product, and on the economic health of the markets and prospective customers we aim to access. Economic downturns or unstable market conditions may cause prospective customers to decrease or pause their budgets, or decline to incur expenditures on non-essential items, which could reduce spending on our product and adversely affect our business, financial condition and results of operations. While interest rates in the U.S. and Europe have started to recede, any increase in inflation may lead to a reversal and harm these economics. In addition, the duration of geopolitical conflicts and their impact are at best uncertain, and continuation may result in reduced demand for our products or other adverse consequences on us and the industries in which we operate. Because our management team is based in Italy, our operations may face enhanced exposure to risks arising from the geopolitical conflicts than our competitors in North America or elsewhere. The U.S. and global economies appear to be potentially be approaching a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect our ability to continue and complete the development of and/or market for our product, but the impact may be adverse and the duration of any such consequences are unpredictable. Among other adverse consequences, our prospective vendors or customers, in response to a reduced access to capital or anticipated or actual reduction and consumer spending, could elect not to engage in business with us, which would materially adversely harm our ability to generate revenue and financial condition.

If we are unable to meet competitive challenges, we may not successfully market our patented product.

There are several companies that have developed products and technology that collect, analyze and transmit physical and performance-based information about players and teams. While we believe our product is unique in that it is both wearable while playing and collects and quickly transmits a greater depth of information and analysis than most comparable devices currently in the market, there can be no assurance that this feature will be adequate to attract new customers or convince players and teams using similar or related technology from switching to the Smart Shin Guard. Further, we will be competing for a limited number of prospective customers in the area of professional and amateur soccer, many of whom may not be willing or able to purchase our products at the prices we desire or at all. Our competitors will include major sports apparel firms and technology and data firms with greater name recognition and/or existing relationships with prospective customers. See “Business-Competition at page 4. Some of these competitors offer wearable devices that are similar to ours and are already being commercialized in professional and amateur sports. While we believe the Smart Shin Guard to have unique attributes that will render it attractive to customers, we cannot guarantee this alone will enable us to effectively compete for the limited number of consumers in the soccer world, particularly given the prolonged research and development processes we have underwent which have been delayed due to a lack of sufficient capital. Further, while the development process for our Smart Shin Guard continues and until we can adequately establish and scale production and sales capabilities, our competitors will continue to have a time advantage over us to continue to develop, improve upon and market their competing or alternative products and reduce or limit our ability to compete with them.

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

Because we will be reliant on a small number of products to be sold to a limited number of prospective customers, we will face significant risks associated with a lack of diversification.

We anticipate that the majority of our operations, particularly in the short term, will be focused on the marketing and sale of our Smart Shin Guard, which products have a relatively limited application and a narrow group of potential customers, namely soccer teams and players. Any unexpected developments with respect to these prospective customers or related vendors or organizations would therefore materially harm our ability to establish, maintain or grow a significant market position. Demand for our products may fluctuate in response to new products that emerge or changes to the industries on which they rely, or due to unexpected natural or uncontrollable events.

For example, the COVID-19 pandemic previously forced worldwide shutdowns of sports leagues, and some leagues delayed or suspended play for indeterminate periods of time in response. Any of these or related events affecting the markets we seek to target could result in a decline in the demand for our products or the price point at which prospective customers will be willing to purchase it, and in such event we will not have material alternative products or services to offset such negative effects to our business. If we fail to generate material sales of our products for any of the foregoing reasons, your investment in us would be materially harmed.

Because our success will depend to a large extent on our ability to develop and grow a market for our products, you may lose your investment.

In order to be successful, we will need to establish a market for our products. There can be no assurance that anyone will purchase our products at the prices we need to generate material revenue or at all. Additionally, if the U.S. or European markets enter a recession, spending for non-essential products such as ours, and the potential customers to whom we might sell our products and services, could decline dramatically. Further, even if we do attract some customers, there can be no assurance that enough customers will purchase our products or that they will continue to purchase our products in sufficient volumes to produce the cash flow needed to sustain our operations, in which case your entire investment could be lost.

We may encounter difficulty obtaining approval for the Smart Shin Guard for in-game use by soccer leagues, which could hinder or eliminate any competitive advantage with respect to our Smart Shin Guard.

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

The failure to obtain endorsements from athletes or teams could significantly impair our ability to market the Smart Shin Guard.

A key component of our business plan and marketing strategy currently contemplates obtaining endorsements from prominent athletes or teams to market our Smart Shin Guard. As of the date of this filing, we have not obtained any such endorsements. Our ability to obtain any such endorsements will likely be dependent on future funding. Because of our limited capital, there can be no assurance that we can procure any endorsements, in which case our business could be adversely affected.

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

Our current business plan includes expansion into multiple foreign markets exposing our Company to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations by selling our products to consumers in foreign markets. Accordingly, strengthening of the Euro which is our primary currency versus a foreign currency could have a negative impact on us. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, as well as economic tensions between governments, the implementation of new or increased tariffs and other changes in international trade policies. Finally, since we plan to operate in the European Union, the impact of the war between Russia and Ukraine, the war in Israel, and/or economic sanctions between or among countries, as well as general geopolitical issues in Europe, may adversely affect our operations in the European Union.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union and in most other jurisdictions around the world. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”). In November 2020, the CCPA was amended by Proposition 24, the California Consumer Privacy Act, which extends the CCPA. The CCPA requires covered companies to provide California consumers with new disclosures and will expand the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

Since the CCPA was enacted, the U.S. currently has at least 20 states – California, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia, that have comprehensive data privacy laws in place, or enacted comprehensive data privacy laws set to soon take effect. An additional seven states have enacted narrower privacy laws – Florida, Maine, Michigan, Nevada, New York, Vermont, and Washington. So far during the 2024 legislative cycle, at least four states have introduced comprehensive privacy bills that address a range of issues, including protecting biometric identifiers and health data, or governing the activities of specific entities. However, this patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed and enacted bills in various states have similar rights in preexisting privacy legislation but differ in implementation and enforcement. In June 2024 the American Privacy Rights Act of 2024 was introduced in the U.S. House of Representatives and was subsequently referred to the House Committee on Energy and Commerce has and is not yet adopted. As introduced, this proposed legislation would establish requirements for how companies handle personal data by, among other things, limiting the collection, processing, and transfer of personal data, prohibiting companies from transferring individuals’ personal data without their affirmative express consent, establishing a right to access, correct, and delete personal data, requiring companies to provide individuals with a means to “opt out” of the transfer of non-sensitive covered data and the right to opt out of the user of their personal information for targeted advertising, requiring companies to implement security practices aimed at protecting personal data, and imposing enforcement actions and the possibility of civil proceedings for violations. Proposed federal legislation, like the American Privacy Rights Act of 2024, will likely continue to be debated and, at some point, may be enacted in some form.

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

As disclosed under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” due to our lack of revenue and continued capital requirements, in recent years we have relied heavily on incurring indebtedness from shareholders and other third parties and repaying that indebtedness in shares of our common stock. We expect this trend to continue unless we are able to fund another source of capital, which may include issuing other forms of securities with terms that could limit our operational flexibility, subordinate the rights of shareholders or have other negative features. Further, we have in the past and may in the future issue shares for consideration that is well below the market price of our common stock as reflected on the OTC Pink Open Market. For example, in December 2021 and February 2022, following a 1-for-100 reverse split and an agreement with certain of our lenders, we issued a total of 118,663,761 shares to lenders in satisfaction of $225,259 in indebtedness at a per share price of approximately $0.0019 per share, below the fair market value of the shares based on accounting principles.

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

If we fail to file reports as required under the Exchange Act, we may lose our registration as a reporting company. While we intend to comply with the Exchange Act’s reporting requirements moving forward, and we may be unable to comply in the future as we did in the past. For example, in June 2009, the SEC revoked our registration under the Exchange Act for failure to file required reports. Following that action, the Company expended resources to again become a reporting company with the SEC in 2010; however, it was never able to file an annual report on Form 10-K and ultimately withdrew its registration in 2013. Following our registration in 2021, the heightened expenditures of being a public reporting company continue to impose challenges to us and strain our very limited resources.

If we are unable to comply with the SEC reporting provisions in the future, such failure will affect the liquidity of our common stock and act as a depressant to the price, particularly if in such event we are also unable to maintain our OTC Pink Open Market listing using the alternative reporting system, which would result in the loss of a two-way trading market for our common stock. We cannot assure you we will not become delinquent and/or withdraw or have our reporting status revoked again.

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

Due to SEC Rule 15c2-11 under the Exchange Act, our common stock may become subject to limitations or reductions on stock price, liquidity or volume.

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

This Rule could harm the liquidity and/or market price of our common stock by either preventing our shares from being quoted or driving up our costs of compliance. If we cannot or do not provide or maintain current public information about our Company our stockholders may face difficulties in selling their shares of our common stock at desired prices, quantities or times, or at all, as a result of the amendments to the Rule.

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

Our stock price may be volatile because of factors beyond our control.

Any of the following factors could affect the market price of our common stock:

•	our failure to generate revenue;
•	our failure to achieve and maintain profitability;
•	actual or anticipated variations in our quarterly results of operations;
•	announcement by us of the commencement of or the progress of any litigation;
•	our failure to meet anticipated results with respect to the development and distribution of products to consumers and others;
•	the failure of our products or services we may offer in the future to operate as expected;
•	complaints received from consumers and other users; and
•	our failure to remain current with our Exchange Act filing requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we aim to take a comprehensive approach to cybersecurity risk management. Our Board and our management actively oversee our risk management program, including the management of cybersecurity risks. intend to establish policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We intend to make investments to maintain the security of our data and cybersecurity infrastructure when feasible. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. We do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

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

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2024 and 2023. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2024:
First Quarter	$0.078	$0.031
Second Quarter	$0.065	$0.033
Third Quarter	$0.067	$0.027
Fourth Quarter	$0.09	$0.04

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2023:
First Quarter	$0.10	$0.034
Second Quarter	$0.09	$0.022
Third Quarter	$0.065	$0.026
Fourth Quarter	$0.09	$0.023

Holders

As of September 23, 2024, there were approximately 623 shareholders of record of the Company's common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in “Management’s Discussion and Analysis and Plan of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this Report. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” contained in the forepart of this Report for more information.

Overview

Our principal business focus has been seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. We also have development stage businesses for IoTT, an internet technology business, and InSSIDe World, an early stage development company seeking new business opportunities, and GHST Art. We have generated nominal revenue and need substantial additional financing to market our services.

Plan of Operation

Smart Shin Guard

On June 30, 2020, we obtained the intellectual property rights to the Smart Shin Guard and began efforts to implement our new business model of developing and marketing advanced wearable sports tracking and analysis devices, with an initial focus on soccer. In June 2020 we were issued the U.S. patent for our product, in 2022 we obtained a European patent for Italy, France, Spain, Germany and the United Kingdom and in March 2023 we obtained a Hong Kong patent. While we believe we have sufficient capital to fund our initial operations, we anticipate we will need additional funding to expand our operations and market and sell our product, including for the following expenses:

•	Complete the development of our Smart Shin Guard and the related phone app;
•	Compensating out management and key personnel;
•	Obtain the raw materials needed for our manufacturing of our products, including pursuant to contracts with third party suppliers we may enter into to procure the same;
•	Arrange for the production of Smart Shin Guards and factory and warehouse space for the such production (which we may be required to outsource to a third party or parties);
•	Develop relationships with soccer leagues, teams and players in order to both locate potential customers and establish business relationships to assist with advertising to the general public;
•	Develop, maintain and protect our intellectual property rights including patent(s) in applicable jurisdictions;
•	Communicate with and advocate for our product to FIFA and other soccer leagues and regulators to allow for widespread in-game use of our product in professional settings.

We are currently seeking to complete the development of our product, which process has been prolonged due to our limited capital and human resources. Additionally, the planned smart phone application and the professional kit version of our product are expected to take a longer time to develop than the consumer kit due to the increased complexity of its functionality. These elements of our business plan to be the focal point of our development efforts as of the date of this Report.

Following our product development efforts and assuming successful completion of the same which will depend, among other things, on our ability to raise or otherwise access sufficient capital and the performance of third parties on which we rely or will rely, we intend to then turn our attention during the next 12 months towards manufacturing the product and establishing a market for selling our product. Because our product focuses on soccer, or “football,” we plan to focus these efforts on countries located in Europe, where the sport is most popular and well-funded, and teams and players may be more likely to subscribe to our offerings. We expect that our ability to have success during this stage will depend on a number of factors which may be beyond our control, including our ability to have patents issued in target jurisdictions, our ability to complete product development and manufacturing efforts on schedule, and our ability to obtain strategic partnerships from professional teams or athletes to assist us in our marketing efforts. See “Risk Factors” in this Report.

Other Subsidiaries

Our other subsidiaries remain in the development stage, as we continue to develop business plans for their respective goals. Included in these is InSSIDe, for which the Company is seeking to develop a business plan and pursue potential business opportunities, although to date these efforts are in the early stages and we have not generated any revenue therefrom.

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

Headquarters

We are currently headquartered in New York, NY where we maintain an executive office for occasional use; however our directors and officers are located in Italy and other European countries. We believe our presence in these locations will be useful in initiating our marketing strategy, in which we plan to focus our efforts on European countries and access the U.S. capital markets to fund our operations.

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

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies impact the results that we report in our financial statements. Some of our accounting policies may require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Certain estimates involve certain assumptions that if incorrect could create a material adverse impact on GHST’s results of operations and financial condition. As of the date of this Report, management does not believe the financial statements contain or are subject to any critical accounting estimates as defined under Item 303 of Regulation S-K under the Securities Exchange Act of 1934.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Year Ended June 30, 2024 Compared to the Fiscal Year Ended June 30, 2023.

We had $40,916 in revenue in the fiscal year ended June 30, 2024 (“FY 2024”) relating to consulting services provide through InSSIDe, and nominal revenue of $3,078 in the fiscal year ended June 30, 2023 (“FY 2023”), and we sustained net losses of $511,284 and $116,574, respectively, in those periods. Our expenses consisted of general and administrative costs in each period, and stock compensation in FY 2024. We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing and selling our products and services in sufficient quantities, which has been delayed due to a combination of our limited capital resources and external forces resulting in delays in the development of our business, which has and until completed will continue to adversely affect our marketing capabilities. In addition, our focus on multiple businesses beginning in recent periods may further delay these efforts and our operating results given our limited resources and personnel.

In order to become profitable, we will need to complete the development of a functional product and thereafter establish a sufficient market for our product, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control. We will also need to access sufficient capital, form strategic alliances and develop an adequate market with respect to any future business opportunities we may pursue.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For FY 2024, the Company used net cash of $164,551 in operating activities as compared to $93,307 for FY 2023. The increase in cash used in operations was primarily due to higher net loss in the recent period, which was partially offset by stock compensation of $324,523 in the recent period.

Cash Flows from Investing Activities:

For FY 2024 and FY 2023, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities:

Cash flows from financing activities for FY 2024 were $143,359 compared to $132,596 for FY 2023. Cash flows from financing activities arose from advances from related parties in FY 2024, and from a combination of issuances of common stock for cash and related party advances in FY 2023.

We have approximately $15,000 in available cash as of September 24, 2024, and for the past two years we have been relying on loans and stock purchases from our current investors and related parties to fund our operations. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern during the fiscal year ended June 30, 2024, unless we can raise the required capital or generate material revenue to fund our operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms “Fruci” (PCAOB ID 5525) and “Salberg” (PCAOB ID 106)	F-2 - F-4
Consolidated Balance Sheets – As of June 30, 2024 and 2023	F-5
Consolidated Statements of Operations – For the Years Ended June 30, 2024 and 2023	F-6
Consolidated Statements of Changes in Stockholders’ Deficit – For the Years Ended June 30, 2024 and 2023	F-7
Consolidated Statements of Cash Flows – For the Years Ended June 30, 2024 and 2023	F-8
Notes to Consolidated Financial Statements	F-9 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GHST World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GHST World, Inc. and Subsidiaries (“the Company”) as of June 30, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has net losses, an accumulated deficit, stockholder’s deficit, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
October 11, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

GHST World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GHST World, Inc. and Subsidiaries (the “Company”) as of June 30, 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $116,574 and $93,308, respectively, in 2023 and a working capital deficit, stockholders’ deficit and accumulated deficit of $121,513, $121,513 and $13,370,665 respectively, at June 30, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Boca Raton, Florida

October 13, 2023

GHST World Inc.

Consolidated Balance Sheets

	June 30, 2024	June 30, 2023

Assets

Current Assets
Cash	$18,302	$39,495
Accounts receivable	3,749	—
Total Current Assets	22,051	39,495

Total Assets	$22,051	$39,495

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$13,814	$1,112
Advances from related parties	269,854	126,496
Common stock payable	9,559	9,559
Deferred revenue	37,098	23,841
Total Current Liabilities	330,325	161,008

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at June 30, 2024 and 2023	6	6
Series B, 2,200 shares issued and outstanding at June 30, 2024 and 2023	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 and 125,725,003 shares issued at June 30, 2024 and 2023	130,201	125,725
Additional paid-in-capital	13,443,466	13,123,419
Accumulated deficit	(13,881,949)	(13,370,665)
Total Stockholders’ Deficit	(308,274)	(121,513)

Total Liabilities and Stockholders' Deficit	$22,051	$39,495

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

	For the Years Ended June 30,
	2024	2023

Revenues	$40,916	$3,078

Operating expenses:
General and administrative expenses	540,069	114,622
Patent development costs	11,814	4,803
Total operating expenses	551,883	119,425

Other Income(expense):
Other income	(317)	(227)
Total Other Income (expense)	(317)	(227)

Net loss	$(511,284)	$(116,574)

Net loss per common share -
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -
Basic	129,051,560	125,042,819
Diluted	129,051,560	125,042,819

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Years Ended June 30, 2024 and 2023

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance June 30, 2022	6,000	$6	2,200	$2	124,430,534	$124,431	$13,028,646	$(13,254,091)	$(101,006)
Issuance of common stock for services	—	—	—	—	1,294,469	1,294	94,773		96,067
Net loss for the year ended June 30, 2023								(116,574)	(116,574)
Balance June 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,370,665)	$(121,513)
Issuance of common stock for services	—	—	—	—	4,476,176	4,476	320,047	—	324,523
Net loss for the year ended June 30, 2024	—	—	—	—	—	—	—	(511,284)	(511,284)
Balance June 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,881,949)	$(308,274)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(511,284)	$(116,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	324,523	—
Changes in operating assets and liabilities:
Accounts receivable	(3,749)	—
Accounts payable and accrued expenses	12,702	(574)
Deferred revenue	13,257	23,841
Net Cash Used In Operating Activities	(164,551)	(93,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	143,358	36,529
Issuance of common stock for cash	—	96,067
Net Cash Provided By Financing Activities	143,358	132,596

Net increase (decrease) in cash	(21,193)	39,289

Cash - beginning of period	39,495	206

Cash - end of period	$18,302	$39,495

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $511,284 and $116,574 for the years ended June 30, 2024 and 2023. The Company has an accumulated deficit of $13,881,949 and $13,370,665 for the years ended June 30, 2024 and 2023, respectively and a stockholders’ deficit of $308,274 and $121,513 as of June 30, 2024 and 2023. The Company used $164,551 and $93,307 in cash flow from operating activities for the years ended June 30, 2024 and 2023.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2024 and 2023

The Company currently receives nearly all its revenues from two customers and all the deferred revenues from a few other customers. The Company is dependent on its chairman of the Board for short term funding, who has provided a significant portion of the funding through June 30, 2024.

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at June 30, 2024 and 2023.

Risks and Uncertainties

The Company is undertaking a new business venture that is inherently subject to significant risks and uncertainties, including financial, operational, technological and other risks that could potentially have a risk of business failure.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The provisions of ASC Topic 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company derives most of its revenues to date from consulting services. These services are contractual and contain identified performance obligations and are historically paid by the customer at the signing of the consulting contract. The Company recognizes revenues only when these identifiable performance obligations are satisfied. Payments that are received from customers in advance of when services are satisfactorily completed are reflected as deferred revenue on the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of June 30, 2024 and 2023, the company did not record any such allowance.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2024 and 2023

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the years ended June 30, 2024 and 2023.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2024 and 2023

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the years ended June 30, 2024 or 2023.

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

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European and Hong Kong Patent for the same device in March 2023. The Company has expensed a total of $55,798 of costs to register and develop the patent, since obtaining such patent. For the years ended June 30, 2024 and 2023, the Company has expensed $11,814 and $4,803, respectively.

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of June 30, 2024 and 2023, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5- RELATED PARTY TRANSACTIONS

At June 30, 2024 and 2023, the Company owed related parties a total of $269,854 and $126,496, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of June 30, 2024 and 2023, of amounts due to related parties that will be converted as described in Note 4.

NOTE 6- STOCKHOLDERS’ DEFICIT

On September 22, 2023, the company entered into an agreement with cross-ING AG, an artificial intelligence development entity in Switzerland. The joint venture was formed to create and deliver the software package tailored for GHST Sport Inc. The start of the project was October 2, 2023, with the initial payment due upon each milestone’s endorsement by the Steering Group, totaling 40,000 CHF (approximately 45,272 USD). In connection with the agreement the Company issued 4,476,176 shares of common stock on October 2, 2023, which the recipient has agreed not to sell for a period of two years. For accounting purposes, the value of the shares on the date of issuance was $324,523 based on the closing price of the Company’s stock on September 22, 2023. Royalties will also be due under this agreement amounting to 1 CHF per unit sold up to 150,000 units.

Preferred Stock Series A and B

There are currently 6,000 shares of Series A Preferred Stock and 2,200 shares of Preferred Series B Stock issued and outstanding, Series A Preferred Stock is entitled to 25,000 votes per share and Series B Preferred Stock has a special liquidation preference equal to $27.50 per share.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2024 and 2023

NOTE 7- COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 8- INCOME TAXES

The company accounts for income taxes under ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities by using enacted tax rates in effect for the year. The company had no unrecognized tax benefits at June 30, 2024 or 2023.

The Company has accumulated losses of approximately $13.8 million since its inception. For income tax purposes, the Company has operating loss carryforwards of approximately $3.6 million from tax years beginning in 2007, that begin to expire in 2027. These operating losses are subject to the limitations which were enacted in the Tax Cuts and Jobs Act (“TCJA”). These operating losses can offset only 80% of taxable income in any given tax year. The carryover period for these operating losses is indefinite. No federal or state tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards (approximately $913,000 based on an a effective combined federal and state tax rate of 25.35%) have been offset by a valuation allowance of the same amount.

The following is a reconciliation of income tax rate:

	June 30, 2024	June 30, 2023
Federal tax rate	21.00%	21.0%
State tax rate	5.50%	5.50%
Federal tax benefit of State Taxes	(1.15)%	(1.15)%
Combined effective tax rate	25.35%	25.35%
Less valuation allowance	(25.35)%	(25.35)%
Tax rate	0.00%	0.00%

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Co-Chief Financial Officers have concluded that our disclosure controls and procedures as of June 30, 2024 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls and procedures to support the identification of, accounting for, and the evaluation and disclosure of the valuation for impairment of intangible and other assets, the valuation for stock-based non-cash issuances, and revenue recognition including with respect to material contingencies related to the revenue and the deferred liabilities.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”) as a result of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Other Information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.

Name	Age	Position(s)
Edoardo Berti Riboli	47	Chief Executive Officer
Paolo Sangiovanni	68	Co-Chief Financial Officer
Marcello Appella	69	Co-Chief Financial Officer
Massimiliano Stella	55	Chief Information Officer
Esterino Castellazzi	74	President and Chairman of the Board of Directors
Giovanni Lavati	59	Secretary, Treasurer and Director
Pierangelo Negri	86	Director

Edoardo Berti Riboli has been the Company’s Chief Executive Officer since 2017. Mr. Riboli is a lawyer practicing in Rimond Group since 2017 located in Milan and Rome, Italy. From 2010 to 2016, Mr. Riboli practiced in Studio Legale Pettinello law firm.

Paolo Sangiovanni has been the Company’s Co-Chief Financial Officer since 2017. Mr. Sangiovanni is the Chief Executive Officer and Chairman of the Board of Alchemy Business Management Ltd. Since September 2009, he has been the Managing Director of Management Asset Planning Ltd. Since 2014, he has been the Chairman of the Board of Mapbiz Holdings SA. From September 2013 to January 2017, he was the Managing Director of Ozone Int. Ltd. Since September 2012 he has been the Managing Director of Mapleton Films Ltd. On May 2016, he was the Chairman of the Board of Acorn Global Partners Ltd.

Marcello Appella has been the Company’s Co-Chief Financial Officer since March 19, 2019. Since 1996, Mr. Appella is the Chief Executive Officer and owner of ADI Sarl.

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

Esterino Castellazzi has been President and Chairman of the Board of Directors of the Company. Formerly, Mr. Castellazzi served as the Company’s Vice President from July 28, 2008 to 2017. Since 2016, Mr. Castellazzi has been the liquidator for Contractor Spa. From 2006 to 2016, Mr. Castellazzi served as the Chief Executive Officer of the advertising company Ghost Technology Spa of the European Union. From 2004 to 2016, he was the Chief Executive Officer of Gaved Srl. a publishing company. Mr. Castellazzi was also an officer and part owner of the DVD recording company In Service Media Video, Srl from 2002 to 2016, and was the Chief Executive Officer of the multimedia company M.C. Video Srl from 1997 to 2015. Mr. Castellazzi was appointed a director because of his knowledge of the Company and its business.

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

Director Independence

Our Board has determined that each of our directors with the exceptions of Messrs. Castellazzi and Lavati are independent under the Nasdaq Stock Market listing rules.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with for the fiscal year ended June 30, 2024.

Code of Ethics & Insider Trading Policy

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Co-Chief Financial Officers. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. A copy of our Code of Ethics is filed as Exhibit 14.1.

Our Board adopted an Insider Trading Policy that applies to our officers, directors, and employees. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of GHST’s voting stock beneficially owned as of September 23, 2024, by (i) those persons known by GHST to be owners of more than 5% of GHST’s common stock, (ii) each director of GHST, (iii) all Named Executive Officers (as defined in Item 6), and (iv) all executive officers and directors of GHST as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Common Stock+	Percent of Voting Power (1)

Directors and Executive Officers:
Common Stock and Preferred Stock	Esterino Castellazzi(2)(3)(4)	124,939,535	19.2%	44.6%
Common Stock	Edoardo Berti Riboli(3)	0	*	*
Common Stock	Paolo Sangiovanni(3)(5)	100,000	*	*
Common Stock	Giovanni Lavati(2)(3)	17,085,762	13.1%	6.1%
Common Stock	Marcello Appella(3)	0	*	*
Common Stock	Pierangelo Negri(2)	1,000	*	*
Common Stock	Massimiliano Stella(3)	0	*	*
Common Stock	All directors and executive officers as a group (6 persons)	142,126,297	64.7%	50.7%
5% Shareholders:
Preferred Stock	Bank Investments Inc.(6)	1,800	*	16.1%

-------

* Less than 1%

+ N/A to the Series A (as defined in footnote (1)). As such, shares of Series A and underlying voting power are not included in this percentage.

(1)	Represents voting power. Applicable percentages are based on 130,201,179 shares of common stock and 6,000 shares of Series A Preferred Stock (the “Series A”) with 150,000,000 votes outstanding, adjusted as required by rules of the SEC beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management, which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, GHST believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.
(2)	A director.
(3)	An executive officer.
(4)	Includes 4,000 shares of Series A. Each share of Series A is entitled to 25,000 votes per share. Does not include 2,000 shares of Series B Preferred Stock which has a liquidation preference of $27.50 per share.
(5)	Represents 100,000 shares of common stock held by Palmetum Business SL, an entity owned and controlled by Mr. Sangiovanni.
(6)	Consists of 1,800 shares of Series A. Each share of Series A is entitled to 25,000 votes per share. Address is 45 Rockefeller Plaza Suite 2000 NY. Francesco Pegioani is the President of this entity and holds voting and dispositive control of the securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set forth below is a brief description of the transactions since July 1, 2022 in excess of $30,733, which is 1% of our total assets for FY 2024 and FY 2023 in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Report, as applicable.

As of October 8, 2024 the Company owed related parties a total of $300,762. These related party loans are unsecured, non-interest bearing and are due on demand. Included in these loans are amounts advanced by Esterino Castellazzi, the Company’s President and Chairman of the Board of Directors and a principal stockholder, who advanced $142,959 in FY 2024 and $36,260 in FY 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by our independent registered public accounting firm, were approved by our Board of Directors. The following table shows the fees paid to our independent registered public accounting firm for the fiscal years ended June 30, 2024 and 2023.

	Year Ended June 30,
	2024 (2)	2023 (3)
Audit Fees (1)	$58,000	$62,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$58,000	$62,000

-------

(1)	Audit fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Represents fees paid to Fruci & Associates II, PLLC, the Company’s current independent registered public accounting firm, for FY 2024.
(3)	Represents fees paid to Salberg & Company, P.A., the Company’s former independent registered public accounting firm, for FY 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/2021	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.2	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
14.1	Code of Ethics	10-K	10/13/23	14.1
16.1	Letter from Salberg & Company, P.A. dated October 27, 2023	8-K	10/30/2023	16.1
19.1	Insider Trading Policy	10-K	10/13/23	19.1
21.1	List of Subsidiaries				Filed
31.1(a)	Certification of Principal Executive Officer (302)				Filed
31.1(b)	Certification of Principal Financial Officer (302)				Filed
31.1(v)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GHST World Inc.

Dated:	October 11, 2024	By:	/s/ Edoardo Berti Riboli
Edoardo Berti Riboli, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	October 11, 2024	By:	/s/ Edoardo Berti Riboli
Edoardo Berti Riboli, Chief Executive Officer
(Principal Executive Officer)

Dated:	October 11, 2024	By:	/s/ Marcello Appella
Marcello Appella, Co-Chief Financial Officer
(Principal Financial Officer)
Dated:	October 11, 2024	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Co-Chief Financial Officer
(Principal Financial Officer)

Dated:	October 11, 2024	By:	/s/ Giovanni Lavati
Giovanni Lavati, Director

Dated:	October 11, 2024	By:	/s/ Esterino Castellazzi
Esterino Castellazzi, Director

Dated:	October 11, 2024	By:	/s/ Pierangelo Negri
Pierangelo Negri, Director

