Form 10-Q
period 2024-09-30
GHST World Inc.
filed 2024-11-14
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.
Consolidated Balance Sheets

	September 30, 2024	June 30, 2024
	(Unaudited)
Assets

Current Assets
Cash	$2,168	$18,302
Accounts receivable	—	3,749
Total Current Assets	2,168	22,051

Total Assets	$2,168	$22,051

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$14,707	$13,814
Advances from related parties	298,893	269,854
Common stock payable	9,559	9,559
Deferred revenue	—	37,098
Total Current Liabilities	323,159	330,325

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; Series A, 6,000 shares issued and outstanding at September 30, 2024 and June 30, 2024	6	6
Series B, 2,200 shares issued and outstanding at September 30, 2024 and June 30, 2024	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued and outstanding at September 30, 2024 and June 30, 2024	130,201	130,201
Additional paid-in-capital	13,443,466	13,443,466
Accumulated deficit	(13,894,666)	(13,881,949)
Total Stockholders’ Deficit	(320,991)	(308,274)

Total Liabilities and Stockholders' Deficit	$2,168	$22,051

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Operations

	For the Three Months Ended September 30,
	2024	2023

Revenues	$45,732	$23,841

Operating expenses:
General and administrative expenses	51,766	78,841
Patent development costs	6,683
Total operating expenses	58,449	78,841

Other Income(expense):
Other income	—	(1,095)
Total Other Income (expense)	—	(1,095)

Net loss	$(12,717)	$(56,095)

Net loss per common share -
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weight average number of common shares outstanding-
Basic	130,201,179	125,725,003
Diluted	130,201,179	125,725,003

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Changes in Stockholders' Deficit
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance June 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,370,665)	$(121,513)
Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	—	(56,095)	(56,095)
Balance September 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,426,760)	$(177,608)

Balance June 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,881,949)	$(308,274)
Net loss for the three months ended September 30, 2024	—	—	—	—	—	—	—	(12,717)	(12,717)
Balance September 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,894,666)	$(320,991)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,717)	$(56,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	3,749	(6,348)
Prepaid expense	—	(4,253)
Accounts payable and accrued expenses	893	29,867
Deferred revenue	(37,098)	(6,473)
Net Cash Used In Operating Activities	(45,173)	(43,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	29,039	11,243
Net Cash Provided By Financing Activities	29,039	11,243

Net increase (decrease) in cash	(16,134)	(32,059)

Cash - beginning of period	18,302	39,495

Cash - end of period	$2,168	$7,436

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended September 30, 2024 and 2023, and our financial position as of September 30, 2024, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2024.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $12,717 and $56,095 for the three months ended September 30, 2024 and 2023. The Company has an accumulated deficit of $13,894,666 and $13,426,760 for the three months ended September 30, 2024 and 2023, respectively and a stockholders’ deficit of $320,991 and $177,608 as of September 30, 2024 and 2023. The Company used $45,173 and $43,302 in cash flow from operating activities for the three months ended September 30, 2024 and 2023.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements September 30, 2024 (Unaudited)

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

The Company currently receives all its revenues from two customers and all the deferred revenues from a few other customers. The Company has depended on a related party for short term funding, who provided a significant portion of the funding through September 30, 2024.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements September 30, 2024 (Unaudited)

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at September 30, 2024 and 2023.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of September 30, 2024 and 2023, the Company did not record any such allowance.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the three months ended September 30, 2024 and 2023.

GHST WORLD, INC. Notes to Consolidated Financial Statements September 30, 2024 (Unaudited)

Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, (“ASC 360”). Long-lived assets for the Company consist primarily of other assets and patents. In accordance with ASC 360, the Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When triggering event indicators are present, the Company obtains appraisals on an asset-by-asset basis and will recognize an impairment loss when the sum of the appraised values is less than the carrying amounts of such assets. The appraised values, based on reasonable and supportable assumptions and projections, require subjective judgments. Depending on the assumptions and estimates used, the appraised values projected in the evaluation of long-lived assets can vary within a range of outcomes. The appraisals consider the likelihood of possible outcomes in determining the best estimate for the value of the assets. Presently, the Company does not carry any long-lived assets on its Balance Sheet.

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

Stock Based Compensation

The Company applies the fair value method of ASC 718, Share Based Payment, in accounting for its stock-based compensation. This accounting standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period, if any. We measure stock-based compensation using the fair market value of the Company’s common stock on the date of the grant. The Company has not incurred any stock-based compensation during the periods presented in the Report.

GHST WORLD, INC. Notes to Consolidated Financial Statements September 30, 2024 (Unaudited)

 Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the three months ended September 30, 2024 or 2023.

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

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device designed to be used in sporting activity with monitoring capabilities. The Company has also obtained a European and Hong Kong Patent for the same device in March 2023. The Company has expensed a total of $55,798 of costs to register and develop the patent, since obtaining such patent. For the three months ended September 30, 2024 and 2023, the Company has expensed $6,683 and $0, respectively.

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was effected on September 30, 2021. As of September 30, 2024 and 2023, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5- RELATED PARTY TRANSACTIONS

At September 30, 2024 and June 30,2024, the Company owed related parties a total of $298,893 and $269,854, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of September 30, 2024, of amounts due to related parties that the Company expects will be converted as described in Note 4.

GHST WORLD, INC. Notes to Consolidated Financial Statements September 30, 2024 (Unaudited)

NOTE 6- STOCKHOLDERS’ DEFICIT

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

NOTE 8- SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a holding company for various technology and related activities. As of the date of this Quarterly Report on Form 10-Q (this “Report”), our principal business strategy is seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard, and developing a business through a subsidiary formed in April 2023 which is in the early stages of exploring potential business opportunities.

The Smart Shin Guard is a wearable protective device designed to be used while playing soccer and other sports combined with data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time.

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

Fiscal Quarter Ended September 30, 2024 Compared to the Fiscal Quarter Ended September 30, 2023

We had $45,732 in revenue in the three months ended September 30, 2024 compared to $23,841 revenue for the three months ended September 30, 2023, and we sustained net losses of $12,717 and $56,095, respectively, in those periods. The revenue during the 2024 period related to the Company’s provision of consulting services through InSSiDe World Inc.

During the three months ended September 30, 2024 and 2023, operating expenses were $58,449 and $78,841, respectively, which consisted of general and administrative expenses, including professional fees for legal and financial services, and patent development costs in the 2024 period.

We do not expect to generate material revenue unless and until we are able to implement our business plan and begin marketing and selling our products and services in sufficient quantities, which has been delayed due to a combination of our limited capital resources and external forces resulting in delays in the development of our business, which has and until completed will continue to adversely affect our marketing capabilities. In addition, our focus on multiple businesses beginning in recent periods may further delay these efforts and our operating results given our limited resources and personnel.

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

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the three months ended September 30, 2024, the Company used net cash of $45,173 in operating activities as compared to $43,302 for the three months ended September 30, 2023, remaining relatively stable between periods.

Cash Flows from Financing Activities:

Cash flows provided by financing activities for the three months ended September 30, 2024 were $29,039 compared to $11,243 for the three months ended September 30, 2023, reflecting an increase in the 2024 period in advances from related parties.

Liquidity

We have $2,168 in available cash as of September 30, 2024 and for the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

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

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the development of the Smart Shin Guard and plans to begin commercializing the product, our exploration of potential new business opportunities, the implementation of our business plan and expected timelines for meeting objectives, future sources of revenue, our use of common stock in capital raising efforts and to satisfy previous advances to us, and our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from the potential adverse effects of inflation, increased interest rates in response, geopolitical conflicts such as those occurring in Israel and Ukraine and negative operational impacts or an economic downturn or recession which may result, which may result in delays or obstacles in or prevent our ability to raise capital, supply chain disruptions, shortages and delays which may adversely affect our ability to develop, manufacture and sell our products and services within the intended timeframes or at all, declines in consumer spending particularly to non-essential products and services such as those that we intend to offer, risks and uncertainties surrounding any new business opportunities we pursue, and the risks summarized our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 in the section titled “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of September 30, 2024 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Meger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/2021	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.2	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
31.1	Certification of Principal Executive Officer (302)				Filed
31.2(a)	Certification of Principal Financial Officer (302)				Filed
31.2(b)	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

GHST World Inc.

Dated:	November 14, 2024	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	November 14, 2024	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	November 14, 2024	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

