Form 10-Q
period 2024-12-31
GHST World Inc.
filed 2025-02-19
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-31705

GHST World Inc.
(Exact name of registrant as specified in charter)

Delaware	91-2007477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 PGA Blvd., Suite 305 Plam Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

(561) 686-3307
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

As of February 12, 2025, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

 i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	December 31, 2024	June 30, 2024
	(Unaudited)
Assets

Current Assets
Cash	$240	$18,302
Accounts receivable	8,325	3,749
Total Current Assets	8,565	22,051

Total Assets	$8,565	$22,051

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$837	$13,814
Advances from related parties	356,549	269,854
Common stock payable	9,559	9,559
Deferred revenue	8,325	37,098
Total Current Liabilities	375,270	330,325

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at December 31, 2024 and June 30, 2024	6	6
Series B, 2,200 shares issued and outstanding at December 31, 2024 and June 30, 2024	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued at December 31,2024 and June 30, 2024	130,201	130,201
Additional paid-in-capital	13,443,466	13,443,466
Accumulated deficit	(13,940,380)	(13,881,949)
Total Stockholders’ Deficit	(366,705)	(308,274)

Total Liabilities and Stockholders' Deficit	$8,565	$22,051

 The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023

Revenues	$4,872	$15,854	$50,604	$39,695

Operating expenses:
General and administrative expenses	48,305	72,796	100,071	151,638
Patent development costs	2,281	—	8,964	—
Product development costs	—	324,523	—	324,523
Total operating expenses	50,586	397,319	109,035	476,161

Other Income(expense):
Other income	—	761	—	(334)
Total Other Income (expense)	—	761	—	(334)

Net loss	$(45,714)	$(380,704)	$(58,431)	$(436,800)

Net loss per common share -
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-
Basic	130,201,179	130,103,871	130,201,179	127,914,437
Diluted	130,201,179	130,103,871	130,103,871	127,914,437

 The accompanying notes are an integral part of these consolidated financial statements.

 GHST World Inc.
Consolidated Statements of Changes in Stockholders' Deficit
For the Three and Six Months Ended December 31, 2024 and 2023
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance June 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,370,665)	$(121,513)
Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	—	(56,095)	(56,095)
Balance September 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,426,760)	$(177,608)
Issuance of common stock for service	—	$—	—	$—	4,476,176	$4,476	$320,047	$—	$324,523
Net loss for the three months ended December 31, 2023	—	—	—	—	—	—	—	(380,704)	(380,704)
Balance December 31, 2023	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,807,464)	$(233,789)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance June 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,881,949)	$(308,274)
Net loss for the three months ended September 30, 2024	—	—	—	—	—	—	—	(12,717)	(12,717)
Balance September 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,894,666)	$(320,991)
Net loss for the three months ended December 31, 2024	—	—	—	—	—	—	—	(45,714)	(45,714)
Balance December 31, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,940,380)	$(366,705)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended December, 31
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,431)	$(436,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	—	324,523
Changes in operating assets and liabilities:
Accounts receivable	(4,575)	(6,348)
Accounts payable and accrued expenses	(12,978)	23,102
Deferred revenue	(28,773)	(6,474)
Net Cash Used In Operating Activities	(104,757)	(101,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	86,695	63,559
Net Cash Provided By Financing Activities	86,695	63,559

Net increase (decrease) in cash	(18,062)	(38,438)

Cash - beginning of period	18,302	39,495

Cash - end of period	$240	$1,058

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

 The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company” or “GHST”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the six months ended December 31, 2024 and 2023, and our financial position as of December 31, 2024, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $58,431 and $436,800 for the six months ended December 31, 2024 and 2023. The Company has an accumulated deficit of $13,940,380 and $13,807,464 for the six months ended December 31, 2024 and 2023, respectively and a stockholders’ deficit of $366,705 and $233,789 as of December 31, 2024 and 2023. The Company used $104,757 and $101,997 in cash flow from operating activities for the six months ended December 31, 2024 and 2023.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements December 31, 2024 (Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of the following wholly owned subsidiaries:

GHST Art World, Inc

GHST Sport Inc.

IoTT world Inc.

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

For the six months ended December 31, 2024 and 2023, the Company received all its revenues and deferred revenues from just a few customers. The Company is dependent on related parties for short term funding, who have provided a significant portion of the funding through December 31, 2024.

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at December 31, 2024 and 2023.

Risks and Uncertainties

The Company is undertaking a new business venture that is inherently subject to significant risks and uncertainties, including financial, operational, technological and other risks that could potentially have a risk of business failure.

GHST WORLD, INC. Notes to Consolidated Financial Statements December 31, 2024 (Unaudited)

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of December 31, 2024 and June 30, 2024, the Company did not record any such allowance.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the six months ended December 31, 2024 and June 30, 2024.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements December 31, 2024 (Unaudited)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the six months ended December 31, 2024 or 2023.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. All disclosure requirements under ASU 2023-07 are required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company has completed its initial assessment of the impact of this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements and will implement the new reporting requirement during the nine months ending March 31, 2025.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European and Hong Kong Patent for the same device in March 2023. The Company has incurred a total of $64,762 of costs to register and develop the patent, since obtaining such patent. For the six months ended December 31, 2024 and 2023, the Company has incurred $8,964 and $0, respectively of patent costs that were recorded as operating expenses on the accompanying financial statements.

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was affected on September 30, 2021. As of December 31, 2024 and June 30, 2024, the Company has a total of $9,559 that has not been converted to common stock.

GHST WORLD, INC. Notes to Consolidated Financial Statements December 31, 2024 (Unaudited)

NOTE 5- RELATED PARTY TRANSACTIONS

At December 31, 2024 and June 30,2024, the Company owed related parties a total of $356,549 and $269,854, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of December 31, 2024, of amounts due to related parties that will be converted as described in Note 4.

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

NOTE 8- SUBSEQUENT EVENTS

The Company is adding to its core focus by undertaking to enter the clean energy production and trading sector. Summaries of key agreements the Company’s subsidiary, Insside World Inc. (“Insside”), has entered to are described below. Management believes that the Company has reached a point where the losses from its existing business are no longer justifiable. As a result, in an attempt to provide shareholder value, Insside has entered into a series of agreements to acquire surface rights which are similar to land leases. In addition, Insside is transacting with a new special purpose entity, Green Capital SRL (“Green Capital”), an Italian company in Bergamo, which is charged with the duty of raising substantial capital to build solar plants. Green Capital will be operated by our President, Roberto Castellazzi. Mr. Castellazzi will not receive any compensation for his role with Green Capital during this preliminary phase. Compensation will only be applicable if Green Capital secures the necessary funding and construction of the solar plants begins. At that point, Mr. Castellazzi expects to receive approximately $20,000 for his services in the first year and approximately $40,000 in the second year assuming current exchange rates. Upon construction of two solar plants, the Company’s subsidiary will purchase the electricity and resell it to third parties.

The agreements discussed below and the contemplated business of these entities in this enterprise generally envision that Green Capital will fund and construct the solar plants, and operate such plants when they are completed, with Insside acting as exclusive dealer by purchasing and selling the electricity produced from the plants to third parties, and providing consulting services on the construction and operation of the plants. Green Capital will receive any revenues generated from future energy production and sales. Insside will act as the exclusive distributor of the produced energy, deriving proceeds from its purchase of energy at fixed prices and resale of the energy at market prices. Green Capital is owned by a third party which is subject to a contractual arrangement affording certain rights relating to that entity to the Company’s President, including the right to obtain a majority of the equity interests of that entity in the future. The Company and Insside expect to enter into one or more further agreements with Green Capital to evidence and govern the intended economic rights among the parties.

On November 25, 2024, Insside entered into a preliminary agreement to purchase the surface rights of land located in Morro D’Oro, Italy for the construction of a solar plant. The surface area of the land is 62,926 square meters. The agreement is for a term of 20 years. Insside agreed to a per-square meter payment amount for the surface rights and an annual lump sum payment as compensation for the energy produced for the duration of the contract; if Insside is unable to sell the energy produced for at least six consecutive months, then such compensation shall not be payable.

On November 29, 2024, Insside entered into a preliminary agreement with Green Capital to assign the above purchased surface rights for the term of the agreements for construction. Green Capital is required to raise the capital and build and operate the solar plant. See “Risk Factors.”

GHST WORLD, INC. Notes to Consolidated Financial Statements December 31, 2024 (Unaudited)

On January 24, 2025, Insside entered into the preliminary agreement to purchase the surface rights of land that is located in Giulianova, Italy for construction of a solar plant. The surface area is 10,230 square meters. The agreement is for a term of 20 years. The parties agreed to a division of the earnings from energy sales as set forth in the agreement beginning 48 months after production of energy commences, as set forth in the agreement. Under the agreement, the seller committed to entrusting our subsidiary with the sale of all energy produced by the plant as the sole “dealer” and to assigning rooftop solar plant construction projects for at least 660 kW. Under the agreement, after the 48 month period following connection of the power plant, the surface right granted thereunder will terminate, and ownership of the plant will be retained by the seller.

On January 27, 2025, Insside entered into a preliminary agreement with Green Capital, to assign the above purchased surface rights for the term of the agreement for construction. Green Capital is required to raise the capital and build and operate the solar plant. See “Risk Factors.”

As a result of the agreements between Insside and Green Capital, Insside has assigned to Green Capital the surface rights and related rights and obligations under the agreements which Insside had entered into with the landowners.

Because these agreements and the potential business of Insside are preliminary in nature, no assurance can be given that the prospective transactions or operations contemplated thereby will occur or yield the results or benefits intended or anticipated, including due to any inability or difficulty the Company may encounter in procuring the necessary funding for such endeavors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview; Recent Developments

We are a holding company that has been seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. Because of the delays in developing a business and in being able to monetize the Smart Shin Guard business and due to our continuing losses, we are currently focusing on electricity production from solar plants to be developed in Italy and engaging in energy trading.

The Smart Shin Guard is a wearable protective device designed to be used while playing soccer and other sports combined with data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time.

More recently, the Company has entered into certain agreements for a new clean energy business through its subsidiary as disclosed under Note 8 – Subsequent Events in the footnotes to the financial statements contained in this Report. These agreements provide for the Company’s lease of certain land in Italy for solar energy projects, the construction of solar energy plants by a Green Capital assuming financing is obtained and the sale of electricity from such projects.

We have not generated revenue on a consistent basis or in amounts which are necessary to offset operating losses, and need substantial additional financing to continue the development and commercialization of our business plan and related products and services. However, if Green Capital is able to construct the solar plants we will generate revenue from the sale of electricity to third parties.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

We had $4,872 in revenue in the three months ended December 31, 2024 compared to $15,854 for the three months ended December 31, 2023, and we sustained net losses of $45,714 and $380,704, respectively, in those periods. The lower losses resulted from decreased operating expenses in the 2024 period, as more particularly described in the paragraph that follows.

During the three months ended December 31, 2024 and 2023, operating expenses were $50,586 and $397,319, respectively. The operating expenses in the 2024 period were primarily general and administrative expenses, while operating expenses in the 2023 period also included $324,523 of product development costs. There were $48,305 in general and administrative expenses compared to $72,796 of in general and administrative expenses in the 2023 period.

Six Months Ended December 31, 2024 Compared to the Six Months Ended December 31, 2023

We had $50,604 in revenue in the six months ended December 31, 2024 compared to $39,695 for the six months ended December 31, 2023, and we sustained net losses of $58,431 and $436,800, respectively, in those periods.

During the six months ended December 31, 2024 and 2023, operating expenses were $109,035 and $476,161, respectively, which consisted of the same items described above for the three-month periods.

We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing our products and services in sufficient quantities, which was previously delayed by external forces and our limited capital, and may be further delayed in future periods.

Looking ahead, we are focusing our efforts on developing our new energy business. We expect that if Green Capital is able to raise the necessary capital, the solar plants will begin operating by approximately nine to 12 months from the date the necessary capital is raised. Management estimates that Green Capital will need to raise and deploy approximately $7 million to $10 million to construct and commence operations for one solar plant. Management estimates that after a plant is constructed, the plant would require approximately $60,000 – 80,000 to operate such plant for approximately 12 months, the funding for which will also be the responsibility of Green Capital.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the six months ended December 31, 2024, the Company used net cash of $104,757 in operating activities as compared to $101,997 for the six months ended December 31, 2023, remaining relatively consistent between periods.

Cash Flows from Financing Activities:

Cash flows provided by financing activities for the six months ended December 31, 2024 were $86,695 compared to $63,559 for the six months ended December 31, 2023. The increase in the 2024 period resulted from an increase in related party advances when compared to the 2023 period.

Liquidity

We have $240 in available cash as of December 31, 2024 compared to $18,302 as of June 30, 2024. For the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in Note 2 in the footnotes to the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

Because Green Capital is not owned by the Company, our capital needs are more modest. We will need capital to pay public company costs and Delaware expenses, and pay our corporate overhead as well as relating to patent maintenance and technology development for the Smart Shin Guard. We estimate that these expenses are approximately $200,000 per year.

The Company expects to continue to use a portion of the authorized but unissued shares to raise capital and/or to convert previous loans made to the Company

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our new business plan and prospective operations involving the constriction of solar plants and the sale of electricity and potential transactions and future benefits of such plan and operations, the development of the Smart Shin Guard and plans to begin commercializing the product, our exploration of potential new business opportunities, the implementation of our business plan and expected timelines for meeting objectives, future sources of revenue, strategic alliances, our capital raising efforts, our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from any inability to raise sufficient capital or otherwise proceed with our business plans, the potential adverse effects of inflation, increased interest rates in response, geopolitical conflicts such as those occurring in Israel and Ukraine and negative operational impacts or an economic downturn or recession which may result, which may result in delays or obstacles in or prevent us from raising capital as and when needed or at all, supply chain disruptions, shortages and delays which may adversely affect our ability to develop, manufacture and sell our products within the intended timeframes or at all, declines in consumer spending particularly to non-essential products such as those that we intend to offer, risks and uncertainties surrounding the new business opportunities we plan to pursue in the clean energy sector, and the risks contained in Item 1A of this Report under the heading “Risk Factors” and those summarized in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 in the section titled “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of December 31, 2024 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 1.A – RISK FACTORS

Investing in our securities involves a high degree of risk. Investors should carefully consider the risks described below concerning our financial condition and business plan, including our pursuit of new operations in the clean energy space, in addition to the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 under “Item 1A – “Risk Factors,” before deciding to invest in our securities.

Because of recent shift in business model, we face significant uncertainties which intensifies our risk as a going concern.

As the result of inability due to various circumstances to monetize our Smart Shin Guard business and the strains it put on our working capital limitations, we are transitioning to a clean energy model. That business model is unproven as it affects us, subject to material business risks affecting any new venture, we and our management have limited experience in it, is dependent upon third parties to provide significant financing expected to range from approximately $7 million to $10 million based on current exchange rates, and is also dependent upon services from Green Capital which we do not own, regulation by local, Italian and European Union authorities and political and economic factors in Italy. In addition, the contracts for our initial planned operations in the clean energy industry are preliminary in nature, and no assurances can be given that definitive agreements or material new operations or revenue generating activities will result. All of these and other risks intensify our ability to conduct business on a going concern basis.

We face significant risks due to inability due to various circumstances to proceed with our legacy Smart Shin Guard business plan in a timely manner and our recent shift to a prospective clean energy business.

We have limited capital and have accumulated losses through December 31, 2024, of $13,940,380. Due in part to our limited capital, our reliance upon our President for loans, and limited personnel, we have to-date been unable to complete development of and commercialize the Smart Shin Guard. Our management is focused on both projects, but no assurances can be given that either of our business plans will be successful or proceed as intended or desired, in which case you could lose some or all of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities through the period covered by this Report have previously been disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

As disclosed in Note 8 - Subsequent Events in the accompanying footnotes to the financial statements contained in this Report, the Company entered into certain preliminary agreements relating to its potential clean energy business through Insside. The disclosure set forth in Note 8 - Subsequent Events in the accompanying footnotes to the financial statements contained in this Report is incorporated herein by reference. These agreements contemplate our subsidiary’s acquisition of surface rights for a term of up to 20 years, the assignment of such rights to Green Capital for purposes of funding, constructing and operating solar power plants on such property, and a division of the proceeds generated from any sales of the resulting energy generated from such plants among the parties. Green Capital is a special purpose entity which was formed for purposes of securing funding for these projects and overseeing construction and operation of the resulting solar power plants when sufficient funding is obtained. Insside has granted Green Capital the surface rights which Insside received under the agreements with the third party property owners/grantors. The proceeds from sales of resulting energy will be divided between grantee (Green Capital by assignment from Insside) and grantor (landowner) as set forth in the agreements, and Insside. Insside intends to act as the exclusive energy dealer on any solar plants that are constructed, which will be subject to, among other things, Green Capital raising sufficient capital to fund these projects. This arrangement envisions Insside seeking profits from purchasing energy at fixed prices under contracts with the solar plant operator, and selling the energy to third party purchasers at potentially higher prices based on market prices for such energy. Insside may also provide consulting services for the preparation, construction and operation of the solar plants.

Because these agreements and the potential business of Insside are preliminary in nature, no assurance can be given that the prospective transactions or operations contemplated thereby will occur or yield the results or benefits intended or anticipated, including due to any inability or difficulty the Company may encounter in procuring the necessary funding for such endeavors.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

Copies of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to GHST World Inc., 3001 PGA Blvd., Suite 305, Palm Beach Gardens, FL 33410.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GHST World Inc.

Dated:	February 19, 2025	By:	/s/ Edoardo Riboli
Edoardo Riboli,Chief Executive Officer
(Principal Executive Officer)
Dated:	February 19, 2025	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	February 19, 2025	By:	/s/ Paolo Sangiovanni
Paolo Sangiovanni, Chief Financial Officer
(Principal Financial Officer)

