Form 10-Q
period 2025-03-31
GHST World Inc.
filed 2025-05-15
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-31705

GHST World Inc.
(Exact name of registrant as specified in charter)

Delaware	91-2007477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 PGA Blvd., Suite 305 Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

+1 (561) 686-3307
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

As of May 10, 2025, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	March 31, 2025	June 30, 2024
	(Unaudited)
Assets

Current Assets
Cash	$144	$18,302
Accounts receivable	1,657	3,749
Total Current Assets	1,801	22,051

Total Assets	$1,801	$22,051

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,884	$13,814
Advances from related parties	387,595	269,854
Common stock payable	9,559	9,559
Deferred revenue	—	37,098
Total Current Liabilities	400,038	330,325

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at March 31, 2025 and June 30, 2024	6	6
Series B, 2,200 shares issued and outstanding at March 31, 2025 and June 30, 2024	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued at March 31,2025 and June 30, 2024	130,201	130,201
Additional paid-in-capital	13,443,466	13,443,466
Accumulated deficit	(13,971,912)	(13,881,949)
Total Stockholders’ Deficit	(398,237)	(308,274)

Total Liabilities and Stockholders' Deficit	$1,801	$22,051

 The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024

Revenues	$4,755	$431	$55,359	$40,126

Operating expenses:
General and administrative expenses	36,287	28,604	136,358	180,241
Patent development costs	—	—	8,964	—
Product development costs	—	—	—	324,523
Total operating expenses	36,287	28,604	145,322	504,764

Other Income(expense):
Other income	—	258	—	(75)
Total Other Income (expense)	—	258	—	(75)

Net loss	$(31,532)	$(27,915)	$(89,963)	$(464,714)

Net loss per common share -
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-
Basic	130,201,179	130,201,179	130,201,179	128,671,141
Diluted	130,201,179	130,201,179	130,201,179	128,671,141

 The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,940,380)	$(366,705)
Net loss for the three months ended March 31,2025	—	—	—	—	—	—	—	(31,532)	(31,532)
Balance March 31, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,971,912)	$(398,237)

Balance June 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,881,949)	$(308,274)
Net loss for the nine months ended March 31, 2025	—	—	—	—	—	—	—	(89,963)	(89,963)
Balance March 31, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,971,912)	$(398,237)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2023	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,807,464)	$(233,789)
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	(27,915)	(27,915)
Balance March 31, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,835,379)	$(261,704)

Balance June 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,370,665)	$(121,513)
Issuance of common stock for services	—	—	—	—	4,476,176	4,476	320,047	—	324,523
Net loss for the nine months ended March 31, 2024	—	—	—	—	—	—	—	(464,714)	(464,714)
Balance March 31, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,835,379)	$(261,704)

 The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March, 31
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,963)	$(464,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	—	324,523
Changes in operating assets and liabilities:
Accounts receivable	2,092	(6,348)
Accounts payable and accrued expenses	(10,930)	25,227
Deferred revenue	(37,098)	(6,474)
Net Cash Used In Operating Activities	(135,899)	(127,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	117,741	88,367
Net Cash Provided By Financing Activities	117,741	88,367

Net increase (decrease) in cash	(18,158)	(39,419)

Cash - beginning of period	18,302	39,495

Cash - end of period	$144	$77

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

 The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Condensed Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Background

GHST World Inc. (“the Company,” “we,” “our” or “us”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Recent Developments

The Company is adding to its core focus by undertaking to enter the clean energy production and trading sector. Summaries of key agreements the Company’s subsidiary, Insside World Inc. (“Insside”), has entered to are described below. Management believes that the Company has reached a point where the losses from its existing business are no longer justifiable. As a result, in an attempt to provide shareholder value, Insside has entered into a series of agreements to acquire surface rights which are similar to land leases. In addition, Insside is transacting with a new special purpose entity, Green Capital SRL (“Green Capital”), an Italian company in Bergamo, which is charged with the duty of raising substantial capital to build solar plants. Green Capital will be operated by our Chief Executive Officer, Roberto Castellazzi. Mr. Castellazzi will not receive any compensation for his role with Green Capital during this preliminary phase. Compensation will only be applicable if Green Capital secures the necessary funding and construction of the solar plants begins. At that point, Mr. Castellazzi expects to receive approximately $20,000 for his services in the first year and approximately $40,000 in the second year assuming current exchange rates. Upon construction of two solar plants, the Company’s subsidiary will purchase the electricity and resell it to third parties.

The agreements discussed below and the contemplated business of these entities in this enterprise generally envision that Green Capital will fund and construct the solar plants, and operate such plants when they are completed, with Insside acting as exclusive dealer by purchasing and selling the electricity produced from the plants to third parties, and providing consulting services on the construction and operation of the plants. Green Capital will receive any revenues generated from future energy production and sales. Insside will act as the exclusive distributor of the produced energy, deriving proceeds from its purchase of energy and resale of the energy at market prices. Green Capital is owned by a third party which is subject to a contractual arrangement affording certain rights relating to that entity to the Company’s Chief Executive Officer, including the right to obtain a majority of the equity interests of that entity in the future. The Company and Insside expect to enter into one or more further agreements with Green Capital to evidence and govern the intended economic rights among the parties.

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

On November 29, 2024, Insside entered into a preliminary agreement with Green Capital to assign the above purchased surface rights for the term of the agreements for construction. Green Capital is required to raise the capital and build and operate the solar plant. See the “Risk Factors” contained in our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2025.

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

On January 27, 2025, Insside entered into a preliminary agreement with Green Capital, to assign the above purchased surface rights for the term of the agreement for construction. Green Capital is required to raise the capital and build and operate the solar plant. See the “Risk Factors” contained in our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2024, which was filed with the SEC on February 19, 2025.

As a result of the agreements between Insside and Green Capital, Insside has assigned to Green Capital the surface rights and related rights and obligations under the agreements which Insside had entered into with the landowners. These agreements are currently in a waiting phase as Green Capital seeks to locate sources of capital to fund these arrangements. In the meantime, Insside's support and consultancy activities are ongoing, and the building permit applications are currently under review by the applicable authorities.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2025 (Unaudited)

On December 18, 2024, Insside entered into a preliminary agreement with Ingenera SRL, owner of the two power generation plants currently under construction in Mosciano, Italy, to carry out the activity of dealer for the sale of energy. The agreement is for a term of 20 years and the price reserved €0.14 per kWh produced. The agreement is with the right of withdrawal if within the first 3 months Ingenera does not reach the average rate of €0.14. The sum of €30,000 should paid at the stipulation of the preliminary contract, this amount shall be recovered in the first 8 months of operation in the sale of energy. As of now, the plants are still in the completion phase and are not yet capable of producing energy. Insside’s operations are expected to begin after Ingenera completes the plants and connects them to the national power grid. Only at that point will a definitive agreement be executed, based on the terms outlined in the preliminary contract dated December 18, 2024.

Because these agreements and the potential business of Insside are preliminary in nature, no assurance can be given that the prospective transactions or operations contemplated thereby will occur or yield the results or benefits intended or anticipated.

Insside has invested and intends to continue to invest in the software and resources necessary to develop this structure. We are currently in negotiations with other energy producers to purchase electricity from them and expand this line of business.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the nine months ended March 31, 2025 and 2024, and our financial position as of March 31, 2025, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $89,963 and $464,714 for the nine months ended March 31, 2025 and 2024. The Company has an accumulated deficit of $13,971,912 and $13,835,379 for the nine months ended March 31, 2025 and 2024, respectively and a stockholders’ deficit of $398,237 and $261,704 as of March 31, 2025 and 2024. The Company used $135,899 and $127,786 in cash flow from operating activities for the nine months ended March 31, 2025 and 2024.

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

For the nine months ended March 31,2025 and 2024, the Company received all its revenues and deferred revenues from just a few customers. The Company is dependent on related parties for short term funding, who have provided a significant portion of the funding through March 31, 2025.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2025 (Unaudited)

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at March 31, 2025 and June 30, 2024.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of March 31, 2025 and June 30, 2024, the Company did not record any such allowance.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the nine months ended March 31, 2025 and June 30,2024.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2025 (Unaudited)

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

Segment Information

The Company operates as a single operating segment and single reportable segment. Operating segments are defined as components of a business that can earn revenue and incur expenses and for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, allocates resources and assesses performance based upon condensed consolidated financial information due to the interconnected relationship of the Company’s products to the same customers, therefore manages its business as a single operating segment.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the nine and three months ended March 31, 2025 or 2024.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. All disclosure requirements under ASU 2023-07 are required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company implemented this new guidance during the nine months ended March 31,2025 with no impact on the Company’s consolidated financial statements.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European and Hong Kong Patent for the same device in March 2023. The Company has incurred a total of $64,762 of costs to register and develop the patent, since obtaining such patent. For the nine months ended March 31, 2025 and 2024, the Company has incurred $8,964 and $0, respectively of patent costs that were recorded as operating expenses on the accompanying financial statements.
8

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements March 31, 2025 (Unaudited)

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was affected on September 30, 2021. As of March 31, 2025 and June 30, 2024, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5- RELATED PARTY TRANSACTIONS

At March 31, 2025 and June 30,2024, the Company owed related parties a total of $387,595 and $269,854, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of March 31, 2025, of amounts due to related parties that will be converted as described in Note 4.

NOTE 6- STOCKHOLDERS’ EQUITY

Preferred Stock Series A and B

The Company is authorized to issue a total 10,000,000 shares of any class of Preferred stock. There are currently 6,000 shares of Series A Preferred Stock and 2,200 shares of Preferred Series B Stock issued and outstanding, Series A Preferred Stock is entitled to 25,000 votes per share and Series B Preferred Stock has a special liquidation preference equal to $27.50 per share.

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

More recently, in late 2024 and early 2025 the Company has entered into certain agreements for a new clean energy business through its subsidiary as disclosed under Note 1 – Organization, Description of Business and Basis of Presentation under the subheading “Recent Developments” in the footnotes to the financial statements contained in this Report. These agreements provide for the Company’s lease of certain land in Italy for solar energy projects, the construction of solar energy plants by a Green Capital assuming financing is obtained and the sale of electricity from such projects and any separate arrangements we may undertake with respect to the sale of electricity.

We have not generated revenue on a consistent basis or in amounts which are necessary to offset operating losses, and need substantial additional financing to continue the development and commercialization of our business plan and related products and services. However, we expect to generate revenue from the sale of electricity to third parties under separate arrangements which we are in the process of negotiating and structuring, as well as from our existing arrangements with Green Capital if and when Green Capital is able to raise the necessary capital to construct the solar plants contemplated by those arrangements. See Note 1 in the accompanying footnotes to our financial statements contained in this Report. However, no assurances can be given that these efforts will result in us generating material revenue on a consistent basis or at all.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Fiscal Quarter Ended March 31, 2025 Compared to the Fiscal Quarter Ended March 31, 2024

We had revenues of $4,755 in the three months ended March 31, 2025 and $431 in the three months ended 2024, and we sustained net losses of $31,532 and $27,915, respectively, in those periods. During the three months ended March 31, 2025 and 2024, expenses consisted primarily of general and administrative expenses, including general business administration and professional fees for legal and accounting services.

Nine Months Ended March 31, 2025 Compared to the Nine Months Ended March 31, 2024

We had revenues of $55,359 in the nine months ended March 31, 2025 and $40,126 in the nine months ended 2024, and we sustained net losses of $89,963 and $464,714, respectively, in those periods. The higher net loss in the 2024 period primarily resulted from the product development costs in such period with no corresponding charge in the 2025 period. The decrease in net loss in the 2025 period primarily related to a lack of product development costs in such period compared to $324,523 in product development costs in the 2024 period representing non-cash stock compensation paid to a third party vendor for services relating to research and development efforts for our Smart Shin Guard which are remain ongoing and are expected to continue in the near future, and higher general and administrative expenses in the 2024 period.

Our total operating expenses were $145,322 and $504,764 during the nine months ended March 31, 2025 and 2024, respectively, reflecting decreased product development costs of $0 in the 2025 period compared to $324,523 in the 2024 period, decreased general and administrative expenses of $136,358 in the 2025 period compared to $180,241 in the 2024 period, and an increase in patent development costs of $8,964 in the 2025 period compared to $0 in the 2024 period.

We do not expect to generate material revenue unless and until we can implement our business plan and begin marketing our products and services in sufficient quantities, which was previously delayed by external forces and our limited capital, and may be further delayed in future periods.

Looking ahead, we are focusing our efforts on developing our new energy business. We are in the process of seeking to finalize the structure for the purchase and sale of electricity on behalf of third parties, and in addition to this we expect that if Green Capital is able to raise the necessary capital, the solar plants will begin operating by approximately nine to 12 months from the date the necessary capital is raised. Management estimates that Green Capital will need to raise and deploy approximately $7 million to $10 million to construct and commence operations for one solar plant. Management estimates that after a plant is constructed, the plant would require approximately $60,000 – 80,000 to operate such plant for approximately 12 months, the funding for which will also be the responsibility of Green Capital.

The Company is also seeking a strategic partner with the goal of integrating the Smart Shin Guard into a complete solution and launching the product to market. This does not exclude the fact that we are continuing to develop the product independently in order to have a market-ready version available in the coming months.

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the nine months ended March 31, 2025, net cash used in operating activities was $(135,899) as compared to net cash used in operating activities of $(127,786) for the nine months ended March 31, 2024. The increase was due to an increase in accounts receivable of $2,092 for the 2025 period compared to $(6,348) for the 2024 period, stock compensation of $324,523 in the 2024 period with no corresponding charge in the 2025 period, decreased accounts payable and accrued expenses of $(10,931) for the 2025 period compared to $25,227 for the 2024 period and decreased deferred revenue of $(37,098) for the 2025 period compared to $(6,474) for the 2024 period.

Cash Flows from Financing Activities:

Net cash provided by financing activities for the nine months ended March 31, 2025 were $117,741 compared to $88,367 for the nine months ended March 31, 2024, in each case reflecting advances from related parties.

Liquidity

We had $144 in available cash as of March 31, 2025. For the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in Note 2 in the footnotes to the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

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

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our new business plan and prospective operations and arrangements involving the construction of solar plants and the sale of electricity and potential transactions and potential future revenue and other benefits of such plan and operations, the development of the Smart Shin Guard and plans to pursue a market for and begin commercializing the product, future sources of revenue and anticipated timing and efforts relating to revenue-generating activities, our exploration of potential new business opportunities, the implementation of our business plan and expected timelines for meeting objectives, strategic alliances, our capital raising efforts, our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from any inability to raise sufficient capital by us or our related party partner or otherwise proceed with our business plans, the potential adverse effects of United States tariffs and any retaliatory actions, interest rates, geopolitical conflicts such as those occurring in Israel and Ukraine and negative operational impacts or an economic downturn or recession which may result, which may result in delays or obstacles in or prevent us from raising capital as and when needed or at all, supply chain disruptions, shortages and delays and other potential unforeseen events which may adversely affect our ability to develop, manufacture and sell our products and/or offer any services within the intended timeframes or at all, declines in consumer and business spending, risks and uncertainties surrounding the new business opportunities we seek to pursue in the clean energy sector, and the risks disclosed in our prior filings with the SEC including in our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2024 under “Item 1A - Risk Factors” and those set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 under “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that our disclosure controls and procedures as of March 31, 2025 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities through the period covered by this Report have previously been disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6 – EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/2021	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.2	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

GHST World Inc.

Dated: May 15, 2025	By:	/s/ Roberto Castellazzi
Roberto Castellazzi, Chief Executive Officer
(Principal Executive Officer)
Dated: May 15, 2025	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)

