Form 10-K
period 2025-06-30
GHST World Inc.
filed 2025-10-14
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,696,894 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of October 3, 2025, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
5525	Fruci & Associates II, PLLC	Spokane, WA

i

PART I

ITEM 1. BUSINESS.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our new business plan and prospective operations and arrangements involving the construction of solar plants and the sale of electricity and potential transactions and potential future revenue and other benefits of such plan and operations, the development of the Smart Shin Guard and plans to further develop and pursue a market for and begin commercializing the product, future sources of revenue and anticipated timing and efforts relating to revenue-generating activities, our exploration of potential new business opportunities, the implementation of our business plan and expected timelines for meeting objectives, strategic alliances, our capital raising efforts and our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from our need for capital any inability to raise sufficient capital by us or our related party partner or otherwise proceed with our business plans, the potential adverse effects of United States tariffs and any retaliatory actions, interest rates, geopolitical conflicts such as those occurring in Israel and Ukraine and negative operational impacts or an economic downturn or recession which may result, which may result in delays or obstacles in or prevent us from raising capital as and when needed or at all, supply chain disruptions, shortages and delays and other potential unforeseen events which may adversely affect our ability to develop, manufacture and sell our products and/or offer any services within the intended timeframes or at all, declines in consumer and business spending, risks and uncertainties surrounding the new business opportunities we seek to pursue in the clean energy sector, and the risks disclosed in our prior filings with the SEC including those described in this Report under “Item 1A - Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

With regard to our patented technology, we are relying on the ability to raise the necessary capital to exploit the patents we acquired for the Smart Shin Guard. We plan to market and sell this product to athletes, sports teams, organizations and leagues, with an initial focus on professional and amateur soccer (football) teams and leagues, both within the U.S. and abroad.

In addition, in late 2024 and early 2025 the Company has entered into certain agreements for a new clean energy business through Insside. These agreements provide for the Company’s purchase of surface rights of certain land in Italy for solar energy projects, the construction of solar energy plants by a new special purpose entity, Green Capital SRL (“Green Capital”), an Italian company in Bergamo, which is charged with the duty of raising substantial capital to build solar plants, assuming financing is obtained and the sale of electricity from such projects and any separate arrangements we may undertake with respect to the sale of electricity.

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

Insside World

Beginning in later calendar year 2024, the Company began adding to its core focus by undertaking to enter the clean energy production and trading sector. Summaries of key agreements the Company’s subsidiary, Insside, has entered to are described below. Management believes that the Company has reached a point where the losses from its existing business are no longer justifiable. As a result, in an attempt to provide shareholder value, Insside has entered into a series of agreements to acquire surface rights which are similar to land leases. In addition, Insside is transacting with a new special purpose entity, Green Capital SRL (“Green Capital”), an Italian company in Bergamo, which is charged with the duty of raising substantial capital to build solar plants. Green Capital will be operated by our Chief Executive Officer, Roberto Castellazzi. Mr. Castellazzi will not receive any compensation for his role with Green Capital during this preliminary phase. Compensation will only be applicable if Green Capital secures the necessary funding and construction of the solar plants begins. At that point, Mr. Castellazzi expects to receive approximately $20,000 for his services in the first year and approximately $40,000 in the second year assuming current exchange rates. Upon construction of two solar plants, the Company’s subsidiary will purchase the electricity and resell it to third parties.

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

On December 18, 2024, Insside entered into a preliminary agreement with Ingenera SRL, owner of the two power generation plants currently under construction in Mosciano, Italy, to carry out the activity of dealer for the sale of energy. The agreement is for a term of 20 years and the price reserved €0.14 per kWh produced. The agreement is with the right of withdrawal if within the first 3 months Ingenera does not reach the average rate of €0.14. The sum of €30,000 should paid at the stipulation of the preliminary contract, this amount shall be recovered in the first 8 months of operation in the sale of energy. As of now, The plants have been completed and are now capable of producing energy, and are awaiting connection to the power grid. Insside’s operations will begin only after Ingenera has connected them to the national power grid. Only at that point will a definitive agreement be executed, based on the terms outlined in the preliminary contract dated December 18, 2024.

Because these agreements and the potential business of Insside are preliminary in nature, no assurance can be given that the prospective transactions or operations contemplated thereby will occur or yield the results or benefits intended or anticipated.

In May and June of 2025 we entered into certain preliminary agreements with third party electricity producers which contemplate our purchase of electricity from such producers for resale. We are also negotiating and entering into contracts for our sale of the electricity so acquired to third party traders with a view to generating revenue from the spread of the prices at which we purchase the electricity relative to the prices at which we sell them to the third party traders.

Insside has also invested and intends to continue to invest in the software and resources necessary to develop this structure. In recent weeks, in fact, thanks to the agreement with traders and our internal know-how, we have attracted even greater interest from producers and received multiple offers for which we expect positive feedback.

We have also entered into an agreement to provide energy connection management services to a third party. We intend to continue to search for and pursuant strategic relationships and transactions to continue to develop and expand this line of business

GHST Sport

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

To further development of the product, we intend to first produce initial prototypes and to equip a soccer team to serve as a sample for data collection and analysis, with a view to refining the product and its underlying technology and software. This process was previously delayed due to our limited capital and challenges in finalizing specifications and research and development efforts on technology used for positioning data without the use of GPS.

We are also in discussions with prospective strategic partners to market the product when development is completed.

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

GHST Sport

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

Insside World

There are a growing number of participants in the clean energy industry as economic, social and environmental factors have enhanced public interest in the production of power through means that reduce the impact on the environment and carbon footprints. Because this constitutes a new business, many of our competitors will be better capitalized and have greater resources and longer operating histories than us, and our competition will vary by the markets we seek to serve, which are presently focused primarily on Italy.

GHST Art

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

IoTT

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

•	We have generated no material revenue during the last three fiscal years or current fiscal year, and in order to continue as a going concern we require additional capital either through a debt or equity financing.
•	Because of the shift in our business model, we face significant uncertainties which intensifies our risk as a going concern.
•	We face significant risks due to inability due to various circumstances to proceed with our legacy Smart Shin Guard business plan in a timely manner and our recent shift to a prospective clean energy business.
•	We are still in the process of developing our Smart Shin Guard, which is our principal product the development of which has been a lengthy and uncertain process for which we have failed to meet internal forecasts on multiple occasions, and there can be no assurance we will be successful in completing such development or that we can successfully market this product once developed.
•	We have a limited operating history and our likelihood of success is contingent upon the problems, expenses, and complications frequently encountered by development stage companies.
•	We may have or discover in the future material weaknesses in our internal controls and may face difficulties remediating any such weaknesses;
•	In order to generate material revenue, we will need to successfully develop and market our products and services, including the Smart Shin Guard which is our principal product and is still under development;
•	Our business is dependent upon our intellectual property which we may be unable to obtain or protect without incurring significant expenses or at all.
•	We may become involved in litigation to defend our intellectual property or to defend against infringement claims from third parties, which would be expensive and time consuming and could materially adversely affect our business.
•	We are highly dependent on a small number of key personnel, the loss of whom would materially adversely affect our business.
•	The industry in which we principally operate is highly competitive, and most of our competitors have greater financial and other resources and capital raising abilities than we do, which will render our efforts to establish a market for our brand and products, including our Smart Shin Guard, particularly challenging.
•	Because we will be reliant on a single product, if we are unable to establish a market for our product and generate material revenue, this lack of diversification will be difficult to overcome and investors could lose some or all of their investment.
•	There is currently no active market for our securities, there can be no assurance that such a market will ever develop, and the future prices and liquidity of our securities could be unpredictable and volatile.
•	Certain events have caused and may continue to cause disruptions in our business and industry, which may hinder our progress and growth prospects.

Risks Related to the Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing.

We have limited capital and have accumulated losses through June 30, 2025, of $14,064,797 since inception. Because we do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, our auditors have issued an opinion with an explanatory paragraph regarding our ability to continue as a going concern. Our continued existence is dependent upon us or obtaining the necessary capital to meet our expenditures. We cannot assure you that we will be able to raise adequate capital to meet our future working capital needs.

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

Because of the shift in our business model, we face significant uncertainties which intensifies our risk as a going concern.

Since we have not yet been able, for various reasons, to monetize our Smart Shin Guard business and due to the strains it put on our working capital limitations, we are developing, in parallel, a clean energy model. That business model is unproven as it affects us, subject to material business risks affecting any new venture, we and our management have limited experience in it, is dependent upon third parties to provide significant financing expected to range from approximately $7 million to $10 million based on current exchange rates, and is also dependent upon services from Green Capital which we do not own, regulation by local, Italian and European Union authorities and political and economic factors in Italy. In addition, the contracts for our initial planned operations in the clean energy industry are preliminary in nature, and no assurances can be given that definitive agreements or material new operations or revenue generating activities will result. We may for example be unable to secure a sufficient quantity of contracts for the sale of electricity that we acquire wholesale from producers, or be unable to locate purchasers at favorable prices or at all, resulting in losses in these endeavors and increased strain on our financial condition and operating results. Additionally, the clean energy sector and our plans within it are capital intensive, and we may invest substantial capital into these planned operations that ultimately do not generate material revenue or do not otherwise result in the benefits sought, which outcome would be particularly harmful given our limited access to capital. All of these and other risks intensify our ability to conduct business on a going concern basis.

We face significant risks due to inability due to various circumstances to proceed with our legacy Smart Shin Guard business plan in a timely manner and our recent entry into the clean energy business.

We have limited capital and have accumulated losses through June 30, 2025, of $14,064,797. Due in part to our limited capital, our reliance upon our Chairman & CEO for loans, and limited personnel, we have to-date been unable to complete development of and commercialize the Smart Shin Guard. Our management is focused on both projects, but no assurances can be given that either of our business plans will be successful or proceed as intended or desired, in which case you could lose some or all of your investment.

Because GHST is in the development stage of each of its planned businesses and its business plan is unproven, we may fail to generate material revenue or achieve profitability.

GHST is relying primarily upon its U.S. patented sports equipment technology which we intend to market and sell in the U.S. and foreign athletic markets to individual players, teams and organizations interested in the Smart Shin Guard’s data collecting capabilities. We have not sold our products, and do not presently have inventory available for sale. Our development process for the Smart Shin Guard has repeatedly been delayed from original projected timeframes due to our small size and lack of capital. If this trend continues and we fail to commercialize the product before our patents expires in our target markets, we could fail to generate material revenue or establish brand recognition necessary to achieve our goals and provide value to our shareholders. We cannot assure you that assuming we obtain sufficient financing, we will be able to successfully market our product in any of the target countries, derive any material revenue or attain profitability. Further, with the addition of InSSIDe World which is in its early stages of developing a business plan for potential new business opportunities with an initial focus on clean energy, in addition to our legacy focus on the Smart Shin Guard and the other early stage businesses we are developing or considering as described in this Report, our management team may be divided among multiple projects, and may be unable to allocate and use our limited resources in an efficient or effective manner. Further, each industry in which we seek to operate through the aforementioned businesses and business plans poses unique challenges, including intense competition, regulatory requirements, and limitations on qualified personnel and market opportunity, which gives rise to further risks and uncertainties that are particularly present for us as we continue in the early development stage of each prospective business. The time and resources invested in these projects could ultimately be fruitless or fail to yield the benefits or results sought for our business, and could result in material harm to our financial condition and ability to continue as a going concern. If we are not successful in marketing the Smart Shin Guard and/or developing other business as presently intended, it is likely that you will lose your entire investment.

Because our business model is new, our growth strategy may not be achievable and may not result in profitability.

We may not be able to implement our growth strategy reflected in our business plan rapidly enough as to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of the Smart Shin Guard with respect to GHST Sport and establishing the necessary relationships and infrastructure with respect to Insside. We cannot assure you that we and collaborators will raise sufficient capital or otherwise develop and execute on our business plans in a manner necessary to generate material revenue or become profitable.

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

Artificial intelligence presents risks and challenges that can negatively impact our business.

Artificial intelligence-based platforms and tools are increasingly being used in the industries in which we operate and seek to operate. Additionally, we develop and use artificial intelligence technology into our products and operations, including the Smart Shin Guard which will depend to some extent on artificial intelligence to function as intended. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Many of our competitors have begun utilizing artificial intelligence tools to aid in the development of competitive products.

As artificial intelligence expands, our competitors, which may have significantly greater financial and human capital resources, may use artificial intelligence to further their research efforts and advance competitive products and services to those we offer or intend to offer.

Further, any third-party collaborators may incorporate artificial intelligence technology into their business without disclosing this to us, and the providers of these artificial intelligence technology may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. If our third-party collaborators who use artificial intelligence technology experience an actual or perceived breach related incident because of the use of artificial intelligence, we may lose valuable intellectual property, confidential information, and suffer reputational damage. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

As described elsewhere in this Report, in addition to our Smart Shin Guard and the renewable energy project of InSSIDe, the developments of which remain our principal business focus, we are in the process of developing and/or pursuing business plans for GHST Art, IoTT, and each of which involves a unique business model and would take substantial time and resources to execute and develop into a revenue generating enterprise. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

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

Our revenue and operating results may vary significantly from quarter-to-quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and our own forecasts. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include the following:

•	the rate at which we are able to develop and distribute our product;
•	our introduction and pursuit of new business ventures such as Insside’s clean energy business and the results and consequences of such endeavors;
•	the usage by subscribers of our interactive technology;
•	seasonal patterns in the athletic and sporting goods industry and other industries we target;
•	worsening economic conditions such as those caused by inflation and interest rate hikes in response which cause customers to reduce spending of goods and services such as those we intend to offer;
•	changes in the regulatory environment, including regulation of advertising, that may negatively impact our marketing practices;
•	the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and
•	costs related to the launch or acquisition of new technologies or businesses.

Expenditures by customers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns of athletes, teams, leagues and the general public. Any economic decline may alter prospective customers’ and strategic partners’ current or prospective spending abilities or priorities and limit our sales, or may delay sales with such parties, and could materially and adversely affect our business, results of operations and financial condition.

We relay and expect to continue to rely on outside consultants and employees who may be difficult to control and may expose to liability and/or limit our ability to grow our operations as desired or at all.

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

Our business will depend on the overall demand for our products and services, including the Smart Shin Guard and any future business opportunities we pursue, and on the economic health of the markets and prospective customers we aim to access. Further, the Smart Shin Guard can be categorized as a “non-essential” product, causing demand for such a product to be sensitive to adverse economic and spending trends. Economic downturns or unstable market conditions may cause prospective customers to decrease or pause their budgets, or decline to incur expenditures on non-essential items, which could reduce spending on our product and adversely affect our business, financial condition and results of operations. While interest rates in the U.S. and Europe have started to recede, any increase in inflation may lead to a reversal and harm these economics. In addition, the duration of geopolitical conflicts and their impact are at best uncertain, and continuation may result in reduced demand for our products or other adverse consequences on us and the industries in which we operate. Because our management team is based in Italy, our operations may face enhanced exposure to risks arising from the geopolitical conflicts than our competitors in North America or elsewhere. The U.S. and global economies appear to be potentially be approaching a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect our ability to continue and complete the development of and/or market for our product, but the impact may be adverse and the duration of any such consequences are unpredictable. Among other adverse consequences, our prospective vendors or customers, in response to a reduced access to capital or anticipated or actual reduction and consumer spending, could elect not to engage in business with us, which would materially adversely harm our ability to generate revenue and financial condition.

If we are unable to meet competitive challenges, we may not successfully market our patented product.

There are several companies that have developed products and technology that collect, analyze and transmit physical and performance-based information about players and teams. While we believe our product is unique in that it is both wearable while playing and collects and quickly transmits a greater depth of information and analysis than most comparable devices currently in the market, there can be no assurance that this feature will be adequate to attract new customers or convince players and teams using similar or related technology from switching to the Smart Shin Guard. Further, we will be competing for a limited number of prospective customers in the area of professional and amateur soccer, many of whom may not be willing or able to purchase our products at the prices we desire or at all. Our competitors will include major sports apparel firms and technology and data firms with greater name recognition and/or existing relationships with prospective customers. See “Business-Competition”. Some of these competitors offer wearable devices that are similar to ours and are already being commercialized in professional and amateur sports. While we believe the Smart Shin Guard will have unique attributes that will render it attractive to customers, we cannot guarantee this alone will enable us to effectively compete for the limited number of consumers in the soccer world, particularly given the prolonged research and development processes we have underwent which have been delayed due to a lack of sufficient capital. Further, while the development process for our Smart Shin Guard continues and until we can adequately establish and scale production and sales capabilities, our competitors will continue to have a time advantage over us to continue to develop, improve upon and market their competing or alternative products and reduce or limit our ability to compete with them.

Specifically, most of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop or sustain a competing business model and develop products or services that are more attractive to potential customers than what we offer. Our competitors may also offer similar products and services at prices below cost and/or devote significant sales forces to competing with us for customers, endorsements, or key personnel, any of which could improve their competitive positions. Similar challenges will be present in other ventures we pursue or may in the future pursue. Any of these competitive factors could make it more difficult for us to attract and retain customers or personnel or force us to lower our prices in order to compete, which would in turn reduce our market share and revenue. We can provide no assurance our management will be successful in navigating this complex competitive landscape, in which case our financial condition would be adversely affected.

Because we will be reliant on a small number of products to be sold to a limited number of prospective customers, we will face significant risks associated with a lack of diversification.

We anticipate that the majority of our operations, particularly in the short term, will be focused on the continued development of our clean energy business and on the development, marketing and sale of our Smart Shin Guard, which products have a relatively limited application and a narrow group of potential customers. Any unexpected developments with respect to these prospective customers or related vendors or organizations would therefore materially harm our ability to establish, maintain or grow a significant market position. Demand for our products may fluctuate in response to new products that emerge or changes to the industries on which they rely, or due to unexpected natural or uncontrollable events.

Any adverse trends or events affecting the customers or markets we seek to target could result in a decline in the demand for our products or the price point at which prospective customers will be willing to purchase it, and in such event we will not have material alternative products or services to offset such negative effects to our business. If we fail to generate material sales of our products for any of the foregoing reasons, your investment in us would be materially harmed.

Because our success will depend to a large extent on our ability to develop and grow a market for our products, you may lose your investment.

In order to be successful, we will need to establish a market for our products. There can be no assurance that anyone will purchase our products at the prices we need to generate material revenue or at all. Additionally, if the U.S. or European markets enter a recession, spending for products such as ours, and the potential customers to whom we might sell our products and services, could decline dramatically. Further, even if we do attract some customers, there can be no assurance that enough customers will purchase our products or that they will continue to purchase our products in sufficient volumes to produce the cash flow needed to sustain our operations, in which case your entire investment could be lost.

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

Since the CCPA was enacted, the U.S. currently has at least 20 states - California, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia, that have comprehensive data privacy laws in place, or enacted comprehensive data privacy laws set to soon take effect. An additional seven states have enacted narrower privacy laws - Florida, Maine, Michigan, Nevada, New York, Vermont, and Washington. So far during the 2024 legislative cycle, at least four states have introduced comprehensive privacy bills that address a range of issues, including protecting biometric identifiers and health data, or governing the activities of specific entities. However, this patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed and enacted bills in various states have similar rights in preexisting privacy legislation but differ in implementation and enforcement. In June 2024 the American Privacy Rights Act of 2024 was introduced in the U.S. House of Representatives and was subsequently referred to the House Committee on Energy and Commerce has and is not yet adopted. As introduced, this proposed legislation would establish requirements for how companies handle personal data by, among other things, limiting the collection, processing, and transfer of personal data, prohibiting companies from transferring individuals’ personal data without their affirmative express consent, establishing a right to access, correct, and delete personal data, requiring companies to provide individuals with a means to “opt out” of the transfer of non-sensitive covered data and the right to opt out of the user of their personal information for targeted advertising, requiring companies to implement security practices aimed at protecting personal data, and imposing enforcement actions and the possibility of civil proceedings for violations. Proposed federal legislation, like the American Privacy Rights Act of 2024, will likely continue to be debated and, at some point, may be enacted in some form.

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

As disclosed under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” due to our lack of revenue and continued capital requirements, in recent years we have relied heavily on incurring indebtedness from shareholders and other third parties and repaying that indebtedness in shares of our common stock. We expect this trend to continue unless we are able to fund another source of capital, which may include issuing other forms of securities with terms that could limit our operational flexibility, subordinate the rights of shareholders or have other negative features. Further, we have in the past and may in the future issue shares for consideration that is well below the market price of our common stock as reflected on the OTCID Basic Market. For example, in December 2021 and February 2022, following a 1-for-100 reverse split and an agreement with certain of our lenders, we issued a total of 118,663,761 shares to lenders in satisfaction of $225,259 in indebtedness at a per share price of approximately $0.0019 per share, below the fair market value of the shares based on accounting principles.

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

If we are unable to comply with the SEC reporting provisions in the future, such failure will affect the liquidity of our common stock and act as a depressant to the price, particularly if in such event we are also unable to maintain our OTCID Basic Market quotation using the alternative reporting system, which would result in the loss of a two-way trading market for our common stock. We cannot assure you we will not become delinquent and/or withdraw or have our reporting status revoked again.

Currently there is no active public market for our common stock, and we cannot predict the future prices or the amount of liquidity.

Currently, there is no active public market for our common stock and one may never develop. Our common stock trades sporadically on the OTCID Basic Market under the symbol “GHST.” We do not know if an active market will develop even if are successful in completing the development of our Smart Shin Guard and commercializing that product, or if we are able to further develop and execute other aspects of our business plan.

The OTCID Basic Market generally is not an active market. Further, our common stock has only traded sporadically. In order to move to a higher market, such as the OTCQB, we are required to pay $10,000 per year. Even if our common stock begins trading on the OTCQB, investors should be aware that the OTCQB is not as liquid as major national securities exchanges.

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

Subject to raising sufficient capital, we plan to take steps to remediate our material weaknesses, including hiring a principal financial officer with knowledge of generally accepted accounting principles as well as reporting and disclosure obligations. As our business expands we intend to retain additional consultants as required. If we fail to maintain proper and effective internal controls in future periods, we could become subject to potential review by the SEC or other regulatory authorities, which could require additional financial and management resources, could compromise our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCID Basic Market is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the foreseeable future. The “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

Our stock price may be volatile because of factors beyond our control.

Any of the following factors could affect the market price of our common stock:

•	our failure to generate material revenue;
•	our failure to achieve and maintain profitability;
•	actual or anticipated variations in our quarterly results of operations;
•	announcement by us of the commencement of or the progress of any litigation;
•	our failure to meet anticipated results with respect to the development and distribution of products to consumers and others;
•	the failure of our products or services we may offer in the future to operate as expected;
•	complaints received from consumers and other users; and
•	our failure to remain current with our Exchange Act filing requirements.

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

ITEM 2. PROPERTIES

GHST maintains its headquarters in Palm Beach Gardens, FL. The headquarters are in an executive suite environment where services are provided on an as-needed basis. Our officers spend limited time in the United States.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not listed on any securities exchange, and is quoted on the OTCID Basic Market under the symbol “GHST.” Because our common stock is not listed on a securities exchange and its quotations on OTCID Basic Market are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2025 and 2024. This information was obtained from OTCID Basic Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2025:
First Quarter	$0.07	$0.02
Second Quarter	$0.21	$0.04
Third Quarter	$0.11	$0.03
Fourth Quarter	$0.06	$0.03

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2024:
First Quarter	$0.078	$0.031
Second Quarter	$0.065	$0.033
Third Quarter	$0.067	$0.027
Fourth Quarter	$0.09	$0.04

Holders

As of October 3, 2025, there were approximately 596 shareholders of record of the Company's common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

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

Overview

Our principal business focus has been seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. We have also added to this focus the operations of Insside, which is in the early stages of developing a clean energy business with an initial focus on wholesale electricity sales and the development of solar energy infrastructure in Italy, which will be subject to a third party accessing capital. We also have development stage businesses for IoTT, an internet technology business, and GHST Art. We have generated nominal revenue and need substantial additional financing to market our services.

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

After we have completed product development efforts and assuming successful completion of the same which will depend, among other things, on our ability to raise or otherwise access sufficient capital and the performance of third parties on which we rely or will rely, we intend to then turn our attention towards manufacturing the product and establishing a market for selling our product. Because our product focuses on soccer, or “football,” we plan to focus these efforts on countries located in Europe, where the sport is most popular and well-funded, and teams and players may be more likely to subscribe to our offerings. We expect that our ability to have success during this stage will depend on a number of factors which may be beyond our control, including our ability to have patents issued in target jurisdictions, our ability to complete product development and manufacturing efforts on schedule, and our ability to obtain strategic partnerships from professional teams or athletes to assist us in our marketing efforts. See “Risk Factors” in this Report.

Insside

In late 2024 and 2025 the Company entered into certain agreements for a new clean energy business through its subsidiary Insside. These agreements provide for the Company’s lease of certain land in Italy for solar energy projects, the construction of solar energy plants by a Green Capital assuming financing is obtained and the sale of electricity from such projects and any separate arrangements we may undertake with respect to the sale of electricity. In May and June 2025 we entered into certain preliminary agreements for our purchase and sale of electricity from and to third parties See “Item 1 – Business” and the footnotes accompanying our financial statements contained in this Report for more information.

Other Subsidiaries

Our other subsidiaries remain in the development stage, as we continue to develop business plans for their respective goals.

Headquarters

We are currently headquartered in Palm Beach Gardens, FL where we maintain an executive office for occasional use; however our directors and officers are located in Italy and other European countries. We believe our presence in these locations will be useful in initiating our marketing strategy, in which we plan to focus our efforts on European countries and access the U.S. capital markets to fund our operations.

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

Critical Accounting Policies and Estimates

The methods, estimates, and judgments that we use in applying our accounting policies impact the results that we report in our financial statements. Some of our accounting policies may require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Certain estimates involve certain assumptions that if incorrect could create a material adverse impact on GHST’s results of operations and financial condition. Our most significant estimates and judgement involve our revenue recognition policy and how it’s applied to existing and future contracts. We believe that the following policy from the financial statements are followed closely, but contracts are complex and they often require interpretation. The Company did not identify any critical accounting estimates for FY 2025.

The following is a discussion of critical accounting policies:

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

The Company derives most of its revenues to date from consulting services provided to the energy sector for the construction of solar energy plants . These services are contractual and contain identified performance obligations and are historically paid by the customer at the signing of the consulting contract. The Company recognizes revenues only when these identifiable performance obligations are satisfied. Payments that are received from customers in advance of when services are satisfactorily completed are reflected as deferred revenue on the accompanying consolidated balance sheets. Going forward the Company expects to be receiving revenues from longer-term surface rights agreements for energy production as described in Note 1. The Company will follow the revenue recognition policies as described above for the contracts.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Year Ended June 30, 2025 Compared to the Fiscal Year Ended June 30, 2024.

We had $60,469 in revenue in the fiscal year ended June 30, 2025 (“FY 2025”) relating to InSSIDe’s activities in the field of renewable energy, and revenue of $40,916 in the fiscal year ended June 30, 2024 (“FY 2024”) relating to InSSIDe’s activities in the field of renewable energy, and we sustained net losses of $182,848 and $511,284, respectively, in those periods. Our expenses consisted of general and administrative expenses and patent development in each period, with a decline in general and administrative expenses in FY 2025 accounting for the reduction in net loss compared to FY 2024.

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

Liquidity and Capital Resources

Net Cash used in Operating Activities:

For FY 2025, the Company used net cash of $163,701 in operating activities as compared to $164,551 for FY 2024. In FY 2024, we had stock compensation of $324,523 in FY 2024 compared to $0 in FY 2025.

Cash Flows provided by Financing Activities:

Cash flows from financing activities for FY 2025 were $147,917 compared to $143,358 for FY 2024. Cash flows from financing activities arose from advances from related parties in each period.

Cash Flows from Investing Activities:

For FY 2025 and FY 2024, the Company had no cash flows from investing activities.

We have approximately $15,900 in available cash as of October 3, 2025. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern during the fiscal year ended June 30, 2025, unless we can raise the required capital or generate material revenue to fund our operations.

We do not have sufficient capital to support our operations for the next 12 months and will dependent upon on the proceeds from a financing, which may consist of sales of our common stock, the issuance of debt securities and/or issuance of securities convertible into shares of our common stock, any of which could have a dilutive effect on our existing shareholders. We intend to continue to raise capital from existing investors if and to the extent possible. We estimate that we will need to raise at least $250,000 in order to meet our working capital needs for the next 12 months. As described elsewhere in this Report, we plan to phase in our expenses and grow our business as working capital is available.

There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We continue to monitor macro-economic factors such as inflationary pressures, heightened central bank interest rates and recessionary fears, as well as trends within the industries in which we operate or plan to operate, all of which may affect our working capital requirements and ability to raise funding for our operations within the timeframes desired, on favorable terms or at all. See “Risk Factors.”

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GHST World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GHST World, Inc. and Subsidiaries (“the Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses, an accumulated deficit, stockholders’ deficit, and negative cash flows from operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

October 14, 2025

GHST World Inc.
Consolidated Balance Sheets

	June 30, 2025	June 30, 2024

Assets
Current Assets
Cash	$2,518	$18,302
Accounts receivable	—	3,749
Total Current Assets	2,518	22,051

Total Assets	$2,518	$22,051

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$28,804	$13,814
Advances from related parties	417,771	269,854
Common stock payable	9,559	9,559
Deferred revenue	37,506	37,098
Total Current Liabilities	493,640	330,325

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at June 30, 2025 and 2024	6	6
Series B, 2,200 shares issued and outstanding at June 30, 2025 and 2024	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued at June 30, 2025 and 2024	130,201	130,201
Additional paid-in-capital	13,443,466	13,443,466
Accumulated deficit	(14,064,797)	(13,881,949)
Total Stockholders’ Deficit	(491,122)	(308,274)

Total Liabilities and Stockholders' Deficit	$2,518	$22,051

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Operations

	For the Years Ended June 30,
	2025	2024

Revenues	$60,469	$40,916

Operating expenses:
General and administrative expenses	230,160	540,069
Patent development costs	12,377	11,814
Total operating expenses	242,537	551,883

Other Income(expense):
Other expense	(780)	(317)
Total Other Income (expense)	(780)	(317)

Loss Before Income taxes	(182,848)	(511,284)
Provision for Income taxes	(0.00)	(0.00)

Net loss	$(182,848)	$(511,284)

Net loss per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weight average number of common shares outstanding-
Basic	130,201,179	129,051,560
Diluted	130,201,179	129,051,560

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended June 30, 2025 and 2024

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance June 30, 2023	6,000	$6	2,200	$2	125,725,003	$125,725	$13,123,419	$(13,370,665)	$(121,513)
Issuance of common stock for services	—	—	—	—	4,476,176	4,476	320,047	—	324,523
Net loss for the year ended June 30, 2024	—	—	—	—	—	—	—	(511,284)	(511,284)
Balance June 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,881,949)	$(308,274)
Net loss for the year ended June 30, 2025	—	—	—	—	—	—	—	(182,848)	(182,848)
Balance June 30, 2025	6,000	6	2,200	2	130,201,179	130,201	13,443,466	(14,064,797)	(491,122)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,848)	$(511,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	—	324,523
Changes in operating assets and liabilities:
Accounts receivable	3,749	(3,749)
Accounts payable and accrued expenses	14,990	12,702
Deferred revenue	408	13,257
Net Cash Used In Operating Activities	(163,701)	(164,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	147,917	143,358
Net Cash Provided By Financing Activities	147,917	143,358

Net increase (decrease) in cash	(15,784)	(21,193)

Cash - beginning of period	18,302	39,495

Cash - end of period	$2,518	$18,302

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector and projects in the field of renewable energy.

Recent Developments

The Company is adding to its core focus by undertaking to enter the clean energy production and trading sector. Summaries of key agreements the Company’s subsidiary, Insside World Inc. (“Insside”), has entered to are described below. Management believes that the Company has reached a point where the losses from its existing business are no longer justifiable. As a result, in an attempt to provide shareholder value, Insside has entered into a series of agreements to acquire surface rights which are similar to land leases. In addition, Insside is transacting with a new special purpose entity, Green Capital SRL (“Green Capital”), an Italian company in Bergamo, which is charged with the duty of raising substantial capital to build solar plants. Green Capital will be operated by the Company’s Chairman & CEO, Roberto Castellazzi. Mr. Castellazzi will not receive any compensation for his role with Green Capital during this preliminary phase. Compensation will only be applicable if Green Capital secures the necessary funding and construction of the solar plants begins. At that point, Mr. Castellazzi expects to receive approximately $20,000 for his services in the first year and approximately $40,000 in the second year assuming current exchange rates. Upon construction of two solar plants, the Company’s subsidiary will purchase the electricity and resell it to third parties.

The agreements discussed below and the contemplated business of these entities in this enterprise generally envision that Green Capital will fund and construct the solar plants, and operate such plants when they are completed, with Insside acting as exclusive dealer by purchasing and selling the electricity produced from the plants to third parties, and providing consulting services on the construction and operation of the plants. Green Capital will receive any revenues generated from future energy production and sales. Insside will act as the exclusive distributor of the produced energy, deriving proceeds from its purchase of energy at fixed prices and resale of the energy at market prices. Green Capital is owned by a third party which is subject to a contractual arrangement affording certain rights relating to that entity to the Company’s Chairman & CEO, including the right to obtain a majority of the equity interests of that entity in the future. The Company and Insside expect to enter into one or more further agreements with Green Capital to evidence and govern the intended economic rights among the parties.

On November 25, 2024, Insside entered into a preliminary agreement to purchase the surface rights of land located in Morro D’Oro, Italy for the construction of a solar plant. The surface area of the land is 62,926 square meters. The agreement is for a term of 20 years. The agreed price for the establishment of the aforementioned surface rights is €5.00 per square meter upon the execution of this deed increasing to €7.50 per square meter after 18 months subsequent to the execution of the deed. Insside agreed to a per-square meter payment amount for the surface rights and an annual lump sum payment of €30,000 as compensation for the energy produced for the duration of the contract; if Insside is unable to sell the energy produced for at least six consecutive months, then such compensation shall not be payable.

On November 29, 2024, Insside entered into a preliminary agreement with Green Capital to assign the above purchased surface rights for the term of the agreements for construction. The agreed price for the establishment of the aforementioned surface right is €15.00 per square meter. Green Capital is required to raise the capital and build and operate the solar plant. See “Risk Factors.” contained in our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2025.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2025 and 2024

On January 27, 2025, Insside entered into a preliminary agreement with Green Capital, to assign the above purchased surface rights for the term of the agreement for construction. Green Capital is required to raise the capital and build and operate the solar plant. See “Risk Factors.” contained in our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2024, which was filed with the SEC on February 19, 2025.

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

On December 18, 2024, Insside entered into a preliminary agreement with the owners of the two power generation plants built to date and awaiting connection to the power grid in Mosciano, Italy, to carry out the activity of dealer for the sale of energy. The agreement is for a term of 20 years. As of June 30, 2025, Insside has completed its scope of work, the plants have been completed.. Insside’s operations are expected to begin after Ingenera connects them to the national power grid, which is currently expected between October and November 2025. Only at that point will a definitive agreement be executed, based on the terms outlined in the preliminary contract dated December 18, 2024.

On March 27, 2025, Insside entered into a procurement agreement with Ingenera SRL, establishing a partnership for customer acquisition. Ingenera is expected to identify suitable and interested customers through its network of qualified contacts. The agreement is for a term of 20 years and requires Insside to compensate Ingenera a variable fee. of not less than 0.01 (1 Euro cent) and not more than 0.02 (2 Euro cent) per kWh of energy sold.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $182,848 and $511,284 for the years ended June 30, 2025 and 2024. The Company has an accumulated deficit of $14,064,797 and $13,881,949 for the years ended June 30, 2025 and 2024, respectively and a stockholders’ deficit of $491,122 and $308,274 as of June 30, 2025 and 2024. The Company used $163,701 and $164,551 in cash flow from operating activities for the years ended June 30, 2025 and 2024.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2025 and 2024

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

Management intends to raise money in the future through investors as needed to support its working capital needs. Currently the Company intends to raise capital from its existing shareholders and from the possible sale of a minority interest in its subsidiaries. Management cannot provide any assurances that the Company will be successful in completing these undertakings and accomplishing any of its plans.

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

For the years ended June 30, 2025 and 2024, the Company receives all its revenues and deferred revenues from just a few customers. The Company is dependent on related parties for short term funding, who have provided a significant portion of the funding through June 30, 2025.

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at June 30, 2025 and 2024.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2025 and 2024

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

The Company derives most of its revenues to date from consulting services provided to the energy sector for the construction of solar energy plants. These services are contractual and contain identified performance obligations and are historically paid by the customer at the signing of the consulting contract. The Company recognizes revenues only when these identifiable performance obligations are satisfied. Payments that are received from customers in advance of when services are satisfactorily completed are reflected as deferred revenue on the accompanying consolidated balance sheets. Going forward the Company expects to be receiving revenues from longer-term surface rights agreements for energy production as described in Note 1. The Company will follow the revenue recognition policies as described above for the contracts.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of June 30, 2025 and 2024, the Company did not record any such allowance.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the years ended June 30, 2025 and June 30,2024.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2025 and 2024

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the years ended June 30, 2025 or 2024.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2025 and 2024

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. All disclosure requirements under ASU 2023-07 are required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company implemented this new guidance during the year ended June 30, 2025 with no impact on the Company’s consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, which require us to adopt the provisions for the year ended June 30, 2026 Form 10-K. The amendments should be applied prospectively; however, retrospective application is permitted. Management does not expect this ASU to have a material impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, for each relevant expense caption on the income statement, detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, this ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the amount of total selling expenses along with the companies’ definition of selling expenses. The amendment is effective for fiscal years beginning after December 15, 2026, which would require us to adopt the provisions during the year ended June 30, 2028 Form 10-K. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European and Hong Kong Patent for the same device in March 2023. The Company has incurred a total of $68,175 of costs to register and develop the patent, since obtaining such patent. For the years ended June 30, 2025 and 2024, the Company has incurred $12,377 and $11,814, respectively of patent costs that were recorded as operating expenses on the accompanying financial statements.

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was affected on September 30, 2021. As of June 30, 2025 and 2024, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5- RELATED PARTY TRANSACTIONS

At June 30, 2025 and 2024, the Company owed related parties a total of $417,771 and $269,854, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of June 30, 2025 and 2024, of amounts due to related parties that will be converted as described in Note 4.

See Note 1 – Recent Developments at page F-7 for related party transactions relating to Green Capital.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2025 and 2024

NOTE 6 - STOCKHOLDERS’ DEFICIT

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Note 8 - INCOME TAXES

The company accounts for income taxes under ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities by using enacted tax rates in effect for the year. The company had no unrecognized tax benefits at June 30, 2025 or 2024.

The Company has accumulated losses of approximately $14.1 million since its inception. For income tax purposes, the Company has operating loss carryforwards of approximately $3.6 million from tax years beginning in 2007, that begin to expire in 2027. These operating losses are subject to the limitations which were enacted in the Tax Cuts and Jobs Act (“TCJA”). These operating losses can offset only 80% of taxable income in any given tax year. The carryover period for these operating losses is indefinite. No federal or state tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards (approximately a deferred tax asset of $913,000 based on an effective combined federal and state tax rate of 25.35%) have been offset by a valuation allowance of the same amount.

The following is a reconciliation of income tax rate:

	June 30, 2025	June 30, 2024
Federal tax rate	21.00%	21.0%
State tax rate	5.50%	5.50%
Federal tax benefit of State Taxes	(1.15)%	(1.15)%
Combined effective tax rate	25.35%	25.35%
Less valuation allowance	(25.35)%	(25.35)%
Tax rate	0.00%	0.00%

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure. Such subsequent events that would have required adjustment or disclosure in the consolidated financial statements are set forth below.

As of June 30, 2025, the Company had 130,201,179 shares outstanding, including 72,908,571 restricted shares and 57,292,608 non-restricted shares. On August 11, 2025, 14,519,492 restricted shares converted to non-restricted shares, resulting in 58,389,079 restricted shares and 71,812,100 non-restricted shares outstanding. The total number of outstanding shares was not affected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2025 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls and procedures to support the identification of, accounting for, and the evaluation and disclosure of the valuation for impairment of intangible and other assets, the valuation for stock-based non-cash issuances, and revenue recognition including with respect to material contingencies related to the revenue and the deferred liabilities.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”) as a result of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position(s)
Roberto Castellazzi	43	Chief Executive Officer and Chairman of the Board of Directors
Massimo Trebbi	60	President
Marcello Appella	70	Chief Financial Officer
Giovanni Lavati	60	Secretary, Treasurer and Director
Fabrizio Castellazzi	41	Director

Roberto Castellazzi has been the Company’s Chief Executive Officer since February 27, 2025 and Chairman of the Board of Directors since December 2024.

Massimo Trebbi has been the Company’s President since February 27, 2025. Since 2013, Mr. Trebbi serves as director of Just Bo Ltd. Mr. Trebbi has also served as Vice President of UDSA, a non-profit organization to develop a project for young people affected by autism since September 2020. Mr. Trebbi has also served as director of EMC Impresa S.R.L. since 2024.

Marcello Appella served as the Company’s Co-Chief Financial Officer since March 2019 and became the Company’s sole Chief Financial Officer in February 2025. Since 1996, Mr. Appella is the Chief Executive Officer and owner of ADI Sarl.

Giovanni Lavati has been a director of the Company since May 13, 2016. Since 2016, Mr. Lavati is the Project Manager for Expertise SRL. Mr. Lavati was appointed a director because of his experience and skill in managing businesses.

Fabrizzio Castellazzi has been a director of GHST since February 27, 2025. Since May 2022, Mr. Castellazzi currently serves as the Sales Manager of Reabilita Sport Tech S.R.L. Mr. Castellazzi has also served as the Sports Director of S.S. Cosmos since July 2025. From March 2020 to April 2022, Mr. Castellazzi served as Production Manager of Logisticati S.R.L.

Family Relationships

Roberto Castellazzi, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is the brother of Fabrizio Castellazzi, the Company’s director.

Director Independence

Our Board has determined that each of our directors with the exceptions of Messrs. Roberto Castellazzi and Giovanni Lavati are independent under the Nasdaq Stock Market listing rules.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, or other committee or committees performing similar functions, as our board of directors and management believe that until recently it has been premature at the early stage of our Company’s business development to form an audit, compensation or other committees. Each member of our Board considers candidates for directorship and executive officer and director compensation. Presently, our full Board of Directors fills the role of the audit committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with for the fiscal year ended June 30, 2025.

Code of Ethics & Insider Trading Policy

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. A copy of our Code of Ethics is filed as Exhibit 14.1.

Our Board adopted an Insider Trading Policy that applies to our officers, directors, and employees. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Report.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at GHST World, Inc., 3001 PGA Blvd., Suite 305, Palm Beach Gardens, FL 33410. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of GHST’s voting stock beneficially owned as of October 14, 2025, by (i) those persons known by GHST to be owners of more than 5% of GHST’s common stock, (ii) each director of GHST, (iii) all Named Executive Officers (as defined in Item 6), and (iv) all executive officers and directors of GHST as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Common Stock+	Percent of Voting Power (1)

Directors and Executive Officers:
Common Stock and Preferred Stock	Roberto Castellazzi(2)(3)	17,469,768	13.4%	41.9	%(4)
Common Stock	Massimo Trebbi (3)	0	*	*
Common Stock	Marcello Appella(3)	0	*	*
Common Stock	Giovanni Lavati(2)(3)	17,180,420	13.2%	6.1%
Common Stock	Fabrizio Castellazzi(2)	7,004,500	5.4%	2.5%
Common Stock	All directors and executive officers as a group (5 persons)	41,654,688	32.0%	50.6%
5% Shareholders:
Preferred Stock	Bank Investments Inc.(5)	1,800	*	16.1%

-------

* Less than 1%

+ N/A to the Series A (as defined in footnote (1)). As such, shares of Series A and underlying voting power are not included in this percentage.

(1)	Represents voting power. Applicable percentages are based on 130,201,179 shares of common stock and 6,000 shares of Series A Preferred Stock (the “Series A”) with 150,000,000 votes outstanding, adjusted as required by rules of the SEC beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management, which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, GHST believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.
(2)	A director.
(3)	An executive officer.
(4)	Includes 4,000 shares of Series A. Each share of Series A is entitled to 25,000 votes per share. Does not include 2,000 shares of Series B Preferred Stock which has a liquidation preference of $27.50 per share.
(5)	Consists of 1,800 shares of Series A. Each share of Series A is entitled to 25,000 votes per share. Address is 45 Rockefeller Plaza Suite 2000 NY. Francesco Pegioani is the President of this entity and holds voting and dispositive control of the securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set forth below is a brief description of the transactions since July 1, 2023 in excess of $122.80, which is 1% of the average of our total assets for FY 2025 and FY 2024 in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Report, as applicable.

As of October 9, 2025 the Company owed related parties a total of $465,764. These related party loans are unsecured, non-interest bearing and are due on demand. Included in these loans are amounts advanced by Esterino Castellazzi, the former Company’s President and former Chairman of the Board of Directors, who advanced $142,959 in FY 2024 and $36,260 in fiscal year ended September 30, 2023. In fiscal year 2025, the Company borrowed $147,917 from Roberto Castellazzi, the Company’s Chief Executive Officer and Chairman of the Board. These loans were primarily used to fund ordinary operating expenses and development activities related to InSSIDe’s clean energy projects and the Smart Shin Guard program. All such loans are non-interest bearing, unsecured, and repayable upon availability of funds; however, in order not to burden the Company’s financial position, they may in the future be settled through the issuance of shares, as has been done previously. Following the passing of former Chairman and President Esterino Castellazzi, Roberto Castellazzi has continued to provide financial support to the Company under similar non-interest-bearing terms, in order to continue operations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by our independent registered public accounting firm, were approved by our Board of Directors. The following table shows the fees paid to our independent registered public accounting firm for the fiscal years ended June 30, 2025 and 2024.

	Year Ended June 30,
	2025 (2)	2024 (2)
Audit Fees (1)	$24,000	$58,000
Audit Related Fees	14,250	—
Tax Fees	—	—
All Other Fees	—	—
Total	$38,250	$58,000

_________

(1)	Audit fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Represents fees paid to Fruci & Associates II, PLLC, the Company’s current independent registered public accounting firm, for FY 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/2021	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.2	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
14.1	Code of Ethics	10-K	10/13/23	14.1
19.1	Insider Trading Policy	10-K	10/13/23	19.1
21.1	List of Subsidiaries	10-K	10/11/24	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GHST World Inc.

Dated:	October 14, 2025	By:	/s/ Roberto Castellazzi
Roberto Castellazzi, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	October 14, 2025	By:	/s/ Roberto Castellazzi
Roberto Castellazzi, Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	October 14, 2025	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	October 14, 2025	By:	/s/ Fabrizio Castellazzi
Fabrizio Castellazzi, Director

Dated:	October 14, 2025	By:	/s/ Giovanni Lavati
Giovanni Lavati, Director

