Form 10-Q
period 2025-09-30
GHST World Inc.
filed 2025-11-14
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-31705

GHST World Inc.
(Exact name of registrant as specified in charter)

Delaware	91-2007477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 PGA Blvd. Suite 305 Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2025, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

  i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	September 30, 2025	June 30, 2025
	(Unaudited)
Assets

Current Assets
Cash	$1,848	$2,518
Total Current Assets	1,848	2,518

Total Assets	$1,848	$2,518

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$21,663	$28,804
Advances from related parties	451,491	417,771
Common stock payable	9,559	9,559
Deferred revenue	44,475	37,506
Total Current Liabilities	527,188	493,640

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at September 30, 2025 and June 30, 2025	6	6
Series B, 2,200 shares issued and outstanding at September 30, 2025 and June 30, 2025	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued at September 30,2025 and June 30, 2025	130,201	130,201
Additional paid-in-capital	13,443,466	13,443,466
Accumulated deficit	(14,099,015)	(14,064,797)
Total Stockholders’ Deficit	(525,340)	(491,122)

Total Liabilities and Stockholders' Deficit	$1,848	$2,518

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024

Revenues	$3,485	$45,732

Operating expenses:
General and administrative expenses	35,047	51,766
Patent development costs	3,476	6,683
Total operating expenses	38,523	58,449

Other Income(expense):
Other income	846	—
Other expense	(26)	—
Total Other Income (expense)	820	—

Loss Before Income taxes	(34,218)	(12,717)
Provision for Income taxes	—	—

Net loss	$(34,218)	$(12,717)

Net loss per common share -
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weight average number of common shares outstanding-
Basic	130,201,179	130,201,179
Diluted	130,201,179	130,201,179

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of

Changes in Stockholders' Deficit

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance June 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,881,949)	$(308,274)
Net loss for the three months ended September 30, 2024	—	—	—	—	—	—	—	(12,717)	(12,717)
Balance September 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,894,666)	$(320,991)

Balance June 30, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,064,797)	$(491,122)
Net loss for the three months ended September 30, 2025	—	—	—	—	—	—	—	(34,218)	(34,218)
Balance September 30, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,099,015)	$(525,340)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,218)	$(12,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	3,749
Accounts payable and accrued expenses	(7,141)	893
Deferred revenue	6,969	(37,098)
Net Cash Used In Operating Activities	(34,390)	(45,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	33,720	29,039
Net Cash Provided By Financing Activities	33,720	29,039

Net increase (decrease) in cash	(670)	(16,134)

Cash - beginning of period	2,518	18,302

Cash - end of period	$1,848	$2,168

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the three months ended September 30, 2025 and 2024, and our financial position as of September 30, 2025, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2025.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $34,218 and $12,717 for the three months ended September 30, 2025 and 2024. The Company has an accumulated deficit of $14,099,015 and $14,064,797 for the three months ended September 30, 2025 and the year ended June 30, 2025, respectively and a stockholders’ deficit of $525,340 and $491,122 as of September 30, 2025 the year ended June 30, 2025. The Company used $34,390 and $45,173 in cash flow from operating activities for the three months ended September 30, 2025 and 2024.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements September 30, 2025 (Unaudited)

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

For the three months ended September 30, 2025 and 2024, the Company receives all its revenues and deferred revenues from just a few customers. The Company is dependent on related parties for short term funding, who have provided a significant portion of the funding through September 30, 2025.

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at September 30, 2025 and 2024.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. The Company has adopted ASC 326 to estimate expected credit losses. Management evaluates the allowance based on customer payment history. No credit losses have occurred. As of September 30, 2025 and 2024, the Company did not record any such allowance.

GHST WORLD, INC. Notes to Consolidated Financial Statements September 30, 2025 (Unaudited)

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the three months ended September 30, 2025 and 2024.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements September 30, 2025 (Unaudited)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the three months ended September 30, 2025 or 2024.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. All disclosure requirements under ASU 2023-07 are required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company implemented this new guidance during the year ended September 30, 2025 with no impact on the Company’s consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, which require us to adopt the provisions for the year ending June 30, 2026 Form 10-K. The amendments should be applied prospectively; however, retrospective application is permitted. Management does not expect this ASU to have a material impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, for each relevant expense caption on the income statement, detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, this ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the amount of total selling expenses along with the companies’ definition of selling expenses. The amendment is effective for fiscal years beginning after December 15, 2026, which would require us to adopt the provisions during the year ending June 30, 2028 Form 10-K. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European and Hong Kong Patent for the same device in March 2023. The Company has incurred a total of $71,651 of costs to register and develop the patent, since obtaining such patent. For the three months ended September 30, 2025 and 2024, the Company has incurred $3,476 and $6,683, respectively of patent costs that were recorded as operating expenses on the accompanying financial statements.

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was affected on September 30, 2021. As of September 30, 2025 and 2024, the Company has a total of $9,559 that has not been converted to common stock.

GHST WORLD, INC. Notes to Consolidated Financial Statements September 30, 2025 (Unaudited)

NOTE 5- RELATED PARTY TRANSACTIONS

At September 30, 2025 and June 30, 2025, the Company owed related parties a total of $451,491 and $417,771, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of September 30, 2025 and 2024, of amounts due to related parties that will be converted as described in Note 4.

As of September 30, 2025, the Company incurred travel expenses to assist a shareholder establishing a bank account for a future share exchange. The $846 reimbursement was recorded as other income.

NOTE 6- STOCKHOLDERS’ DEFICIT

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

NOTE 8- INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities by using enacted tax rates in effect for the year. The company had no unrecognized tax benefits at September 30, 2025 or 2024.

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

Fiscal Quarter Ended September 30, 2025 Compared to the Fiscal Quarter Ended September 30, 2024

We had $3,485 in revenue in the three months ended September 30, 2025 compared to $45,732 revenue for the three months ended September 30, 2024, and we sustained net losses of $34,218 and $12,717, respectively, in those periods.

During the three months ended September 30, 2025 and 2024, operating expenses were $38,523 and $58,449, respectively, which consisted of general and administrative expenses, including professional fees for legal and financial services, and patent development costs.

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

In order to become profitable, we will need to complete the development of a functional Smart Shin Guard product and thereafter establish a sufficient market for such product, including internationally, to offset our development, manufacturing and advertising costs, and our ability to do so will be subject to a number of factors, many of which will be beyond our control. We will also need to establish and maintain sufficient resources and infrastructure to pursue material operations in the clean energy space. In order to achieve our business objectives, we will need to access sufficient capital, form strategic alliances and develop an adequate market with respect to our business plans and any future business opportunities we may pursue.

Liquidity and Capital Resources

Net Cash used in Operating Activities:

For the three months ended September 30, 2025, the Company used net cash of $(34,390) in operating activities as compared to $(45,173) for the three months ended September 30, 2024. Key factors included accounts payable and accrued expenses of $(7,141) for the 2025 period compared to $893 for the 2024 period and deferred revenue of $6,969 for the 2025 period compared to $(37,098) for the 2024 period.

Cash Flows provided by Financing Activities:

Cash flows provided by financing activities for the three months ended September 30, 2025 were $33,720 compared to $29,039 for the three months ended September 30, 2024, in each case reflecting advances from related parties.

Liquidity

We have $1,848 in available cash as of September 30, 2025. For the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in Note 2 in the footnotes to the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

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

There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We continue to monitor macro-economic factors such as inflationary pressures, heightened central bank interest rates and recessionary fears, as well as trends within the industries in which we operate or plan to operate, all of which may affect our working capital requirements and ability to raise funding for our operations within the timeframes desired, on favorable terms or at all. See “Risk Factors” on the Company’s Annual Filing on Form 10-K filed with the Securities and Exchange Commission on October 14, 2025.

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business plans and prospective operations and arrangements involving the construction of solar plants and the sale of electricity and potential transactions and potential future revenue and other benefits of such plan and operations, the development of the Smart Shin Guard and plans to pursue a market for and begin commercializing the product, future sources of revenue and anticipated timing and efforts relating to revenue-generating activities, our exploration of potential new business opportunities, the implementation of our business plan and expected timelines for meeting objectives, strategic alliances, our capital raising efforts and our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from any inability to raise sufficient capital by us or our related party partner or otherwise proceed with our business plans, the potential adverse effects of United States tariffs and any retaliatory actions, interest rates, a deteriorating labor market, volatility in the capital markets, geopolitical conflicts such as those occurring in Israel and Ukraine and negative operational impacts or an economic downturn or recession which may result, which may result in delays or obstacles in or prevent us from raising capital as and when needed or at all, supply chain disruptions, shortages and delays and other potential unforeseen events which may adversely affect our ability to develop, manufacture and sell our products and/or offer any services within the intended timeframes or at all, declines in consumer and business spending, risks and uncertainties surrounding the new business opportunities we seek to pursue in the clean energy sector, and the risks disclosed in our prior filings with the SEC including in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 under “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2025 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

GHST World Inc.

Dated:	November 14, 2025	By:	/s/ Roberto Castellazzi
Roberto Castellazzi, Chief Executive Officer
(Principal Executive Officer)
Dated:	November 14, 2025	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)

