Form 10-Q
period 2025-12-31
GHST World Inc.
filed 2026-02-11
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 9, 2026, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

 i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.

Consolidated Balance Sheets

	December 31, 2025	June 30, 2025
	(Unaudited)
Assets

Current Assets
Cash	$1,058	$2,518
Total Current Assets	1,058	2,518

Total Assets	$1,058	$2,518

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$8,834	$28,804
Advances from related parties	489,831	417,771
Common stock payable	9,559	9,559
Deferred revenue	34,109	37,506
Total Current Liabilities	542,333	493,640

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at December 31, 2025 and June 30, 2025	6	6
Series B, 2,200 shares issued and outstanding at December 31, 2025 and June 30, 2025	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued at December 31,2025 and June 30, 2025	130,201	130,201
Additional paid-in-capital	13,443,466	13,443,466
Accumulated deficit	(14,114,950)	(14,064,797)
Total Stockholders’ Deficit	(541,275)	(491,122)

Total Liabilities and Stockholders' Deficit	$1,058	$2,518

 The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024

Revenues	$10,367	$4,872	$13,852	$50,604

Operating expenses:
General and administrative expenses	23,728	48,305	58,776	100,071
Patent development costs	2,574	2,281	6,049	8,964
Total operating expenses	26,302	50,586	64,825	109,035

Other Income(expense):
Other income	—	—	846	—
Other expense	—	—	(26)	—
Total Other Income (expense)	—	—	820	—

Loss Before Income taxes	(15,935)	(45,714)	(50,153)	(58,431)
Provision for Income taxes	—	—	—	—
Net loss	$(15,935)	$(45,714)	$(50,153)	$(58,431)

Net loss per common share -
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weight average number of common shares outstanding-
Basic	130,201,179	130,201,179	130,201,179	130,201,179
Diluted	130,201,179	130,201,179	130,201,179	130,103,871

 The accompanying notes are an integral part of these consolidated financial statements.

 GHST World Inc.
Consolidated Statements of Changes in Stockholders' Deficit
For the Three and Six Months Ended December 31, 2025 and 2024
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance June 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,881,949)	$(308,274)
Net loss for the three months ended September 30, 2024	—	—	—	—	—	—	—	(12,717)	(12,717)
Balance September 30, 2024	6,000	$6	2,200	$2	130,201,179	$ 130,201	$13,443,466	$(13,894,666)	$ (320,991)
Net loss for the three months ended December 31, 2024	—	—	—	—	—	—	—	(45,714)	(45,714)
Balance December 31, 2024	6,000	$6	2,200	$2	130,201,179	$ 130,201	$13,443,466	$(13,940,380)	$ (366,705)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance June 30, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,064,797)	$(491,122)
Net loss for the three months ended September 30, 2025	—	—	—	—	—	—	—	(34,218)	(34,218)
Balance September 30, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,099,015)	$ (525,340)
Net loss for the three months ended December 31, 2025	—	—	—	—	—	—	—	(15,935)	(15,935)
Balance December 31, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,114,950)	$ (541,275)

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,153)	$(58,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	(4,575)
Accounts payable and accrued expenses	(19,970)	(12,978)
Deferred revenue	(3,397)	(28,773)
Net Cash Used In Operating Activities	(73,520)	(104,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	72,060	86,695
Net Cash Provided By Financing Activities	72,060	86,695

Net decrease in cash	(1,460)	(18,062)

Cash - beginning of period	2,518	18,302

Cash - end of period	$1,058	$240

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2025

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the six months ended December 31, 2025 and 2024, and our financial position as of December 31, 2025, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $50,153 and $58,431 for the six months ended December 31, 2025 and 2024. The Company has an accumulated deficit of $14,114,950 and $14,064,797   for the six months ended December 31, 2025 and the year ended June 30,2025, respectively and a stockholders’ deficit of $541,275 and $491,122   as of December 31, 2025 and the year ended June 30,2025. The Company used $73,520 and $104,757 in cash flow from operating activities for the six months ended December 31, 2025 and 2024.

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

GHST WORLD, INC. Notes to Condensed Consolidated Financial Statements December 31, 2025 (Unaudited)

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

For the six months ended December 31, 2025 and 2024, the Company receives all its revenues and deferred revenues from just a few customers. The Company is dependent on related parties for short term funding, who have provided a significant portion of the funding through December 31, 2025.

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

GHST WORLD, INC. Notes to Condensed Consolidated Financial Statements December 31, 2025 (Unaudited)

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at December 31, 2025 and June 30, 2025.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of December 31, 2025 and 2024, the Company did not record any such allowance.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the six months ended December 31, 2025 and 2024.

GHST WORLD, INC. Notes to Condensed Consolidated Financial Statements December 31, 2025 (Unaudited)

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

GHST WORLD, INC. Notes to Condensed Consolidated Financial Statements December 31, 2025 (Unaudited)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the six months ended December 31, 2025 or 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, which required us to adopt the provisions for the year ended June 30, 2025    Form 10-K. The amendments should be applied prospectively; however, retrospective application is permitted. Management does not expect this ASU to have a material impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, for each relevant expense caption on the income statement, detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, this ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the amount of total selling expenses along with the companies’ definition of selling expenses. The amendment is effective for fiscal years beginning after December 15, 2026, which would require us to adopt the provisions during the year ended June 30, 2027   Form 10-K. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European and Hong Kong Patent for the same device in March 2023. The Company has incurred a total of $71,651 of costs to register and develop the patent, since obtaining such patent. For the six months ended December 31, 2025 and 2024, the Company has incurred $6,049 and $8,964, respectively of patent costs that were recorded as operating expenses on the accompanying financial statements.

GHST WORLD, INC. Notes to Condensed Consolidated Financial Statements December 31, 2025 (Unaudited)

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was affected on September 30, 2021. As of December 31, 2025 and 2024, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5- RELATED PARTY TRANSACTIONS

At December 31, 2025 and the year ended June 30,2025,   the Company owed related parties a total of $489,831 and $417,771 respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of December 31, 2025 and the year ended June 30,2025 of amounts due to related parties that will be converted as described in Note 4.

As of December 31, 2025, the Company incurred travel expenses to assist a shareholder establishing a bank account for a future share exchange. The $846 reimbursement was recorded as other income.

NOTE 6- STOCKHOLDERS’ DEFICIT

Preferred Stock Series A and B

The Company is authorized to issue a total of 10,000,000 shares of any class of Preferred stock. There are currently 6,000 shares of Series A Preferred Stock and 2,200 shares of Preferred Series B Stock issued and outstanding, Series A Preferred Stock is entitled to 25,000 votes per share, and Series B Preferred Stock has a special liquidation preference equal to $27.50 per share.

NOTE 7- COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 8- INCOME TAXES

The company accounts for income taxes under ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities by using enacted tax rates in effect for the year. The company had no unrecognized tax benefits at December 31, 2025 or the year ended June 30, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview; Recent Developments

We are a holding company that has been seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. Because of the delays in developing a business and in being able to monetize the Smart Shin Guard business and due to our continuing losses, we are currently also focusing on electricity production from solar plants to be developed in Italy and engaging in energy trading.

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

In addition, in late 2024 and early 2025 the Company has entered into certain agreements for a new clean energy business through Insside. These agreements provide for the Company’s purchase of surface rights of certain land in Italy for solar energy projects, the construction of solar energy plants by a new special purpose entity, Green Capital SRL (“Green Capital”), an Italian company in Bergamo, which is charged with the duty of raising substantial capital to build solar plants, assuming financing is obtained and the sale of electricity from such projects and any separate arrangements we may undertake with respect to the purchase or sale of electricity to third party energy-intensive facilities and customers.

We have not generated revenue on a consistent basis or in amounts which are necessary to offset operating losses, and need substantial additional financing to continue the development and commercialization of our business plan and related products and services. However, we expect to generate revenue from the purchase or sale of electricity to third parties under separate arrangements which we are in the process of negotiating and structuring, as well as from our existing arrangements with Green Capital if and when Green Capital is able to raise the necessary capital to construct the solar plants contemplated by those arrangements. However, no assurances can be given that these efforts will result in us generating material revenue on a consistent basis or at all. While we first entered into initial agreements through Insside in 2024, we have not yet generated material revenue from this business.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

We had $10,367 primarily in revenue in the three months ended December 31, 2025 compared to $4,872 for the three months ended December 31, 2024, and we sustained net losses of $15,935 and $45,714, respectively, in those periods. The lower losses resulted from decreased operating expenses in the 2025 period, as more particularly described in the paragraph that follows.

During the three months ended December 31, 2025 and 2024, operating expenses were $26,302 and $50,586, respectively, which consisted of general and administrative expenses, including professional fees for legal and financial services, and patent development costs.

Six Months Ended December 31, 2025 Compared to the Six Months Ended December 31, 2024

We had $13,852 in revenue in the six months ended December 31, 2025 compared to $50,604 for the six months ended December 31, 2024, and we sustained net losses of $50,153 and $58,431, respectively, in those periods.

During the six months ended December 31, 2025 and 2024, operating expenses were $64,825 and $109,035, respectively, which consisted of the same items described above for the three-month periods.

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

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the six months ended December 31, 2025, the Company used net cash of $(73,520) in operating activities as compared to $(104,757) for the six months ended December 31, 2024. Key factors included accounts receivable of $0 for the 2025 period compared to $(4,575) for the 2024 period, accounts payable and accrued expenses of $(19,970) for the 2025 period compared to $(12,978) for the 2024 period and deferred revenue of $(3,397) for the 2025 period compared to $(28,773) for the 2024 period.

Cash Flows from Financing Activities:

Cash flows provided by financing activities for the six months ended December 31, 2025 were $72,060 compared to $86,695 for the six months ended December 31, 2024. The decrease in the 2025 period resulted from a decrease in related party advances when compared to the 2024 period.

Liquidity

We have $1,058 in available cash as of December 31, 2025. For the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in Note 2 in the footnotes to the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

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

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business plans and prospective operations and arrangements involving the construction of solar plants and the sale of electricity and potential transactions and potential future revenue and other benefits of such plan and operations, the development of the Smart Shin Guard and plans to pursue a market for and begin commercializing the product, the future conversion of debt to equity, future sources of revenue and anticipated timing and efforts relating to revenue-generating activities, our exploration of potential new business opportunities, the implementation of our business plan and expected timelines for meeting objectives, strategic alliances, our capital raising efforts and our liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2025 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

During the six months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

GHST World Inc.

Dated:	February 11, 2026	By:	/s/ Roberto Castellazzi
Roberto Castellazzi,Chief Executive Officer
(Principal Executive Officer)
Dated:	February 11, 2026	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)

