Form 10-Q
period 2026-03-31
GHST World Inc.
filed 2026-05-13
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GHST World Inc.
Consolidated Balance Sheets

	March 31, 2026	June 30, 2025
	(Unaudited)
Assets

Current Assets
Cash	$968	$2,518
Total Current Assets	968	2,518

Total Assets	$968	$2,518

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$9,250	$28,804
Advances from related parties	514,912	417,771
Common stock payable	9,559	9,559
Deferred revenue	34,109	37,506
Total Current Liabilities	567,830	493,640

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at March 31, 2026 and June 30, 2025	6	6
Series B, 2,200 shares issued and outstanding at March 31, 2026 and June 30, 2025	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued at March 31,2026 and June 30, 2025	130,201	130,201
Additional paid-in-capital	13,443,466	13,443,466
Accumulated deficit	(14,140,537)	(14,064,797)
Total Stockholders’ Deficit	(566,862)	(491,122)

Total Liabilities and Stockholders' Deficit	$968	$2,518

 The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025

Revenues	$—	$4,755	$13,852	$55,359

Operating expenses:
General and administrative expenses	18,597	36,287	77,373	136,358
Patent development costs	6,990	—	13,039	8,964
Total operating expenses	25,587	36,287	90,412	145,322

Other Income(expense):
Other income	—	—	846	—
Other expense	—	—	(26)	—
Total Other Income (expense)	—	—	820	—

Loss Before Income taxes	(25,587)	(31,532)	(75,740)	(89,963)
Provision for Income taxes	—	—	—	—
Net loss	$(25,587)	$(31,532)	$(75,740)	$(89,963)

Net loss per common share -
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weight average number of common shares outstanding-
Basic	130,201,179	130,201,179	130,201,179	130,201,179
Diluted	130,201,179	130,201,179	130,201,179	130,201,179

 The accompanying notes are an integral part of these consolidated financial statements.

 GHST World Inc.
Consolidated Statements of Changes in Stockholders' Deficit
For the Three and Nine Months Ended March 31, 2026 and 2025
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,114,950)	$(541,275)
Net loss for the three months ended March 31,2026	—	—	—	—	—	—	—	(25,587)	(25,587)
Balance March 31, 2026	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,140,537)	$(566,862)

Balance June 30, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,064,797)	$(491,122)
Net loss for the nine months ended March 31, 2026	—	—	—	—	—	—	—	(75,740)	(75,740)
Balance March 31, 2026	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,140,537)	$(566,862)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,940,380)	$(366,705)
Net loss for the three months ended March 31,2025	—	—	—	—	—	—	—	(31,532)	(31,532)
Balance March 31, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,971,912)	$(398,237)

Balance June 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,881,949)	$(308,274)
Net loss for the nine months ended March 31, 2025	—	—	—	—	—	—	—	(89,963)	(89,963)
Balance March 31, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,971,912)	$(398,237)

 The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,740)	$(89,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	2,092
Accounts payable and accrued expenses	(19,554)	(10,930)
Deferred revenue	(3,397)	(37,098)
Net Cash Used In Operating Activities	(98,691)	(135,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	97,141	117,740
Net Cash Provided By Financing Activities	97,141	117,740

Net decrease in cash	(1,550)	(18,157)

Cash - beginning of period	2,518	18,302

Cash - end of period	$968	$145

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Condensed Notes to Consolidated Financial Statements

for the nine months ended March 31, 2025 and 2026

(Unaudited)

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and is developing several patents in the technology sector.

Basis of Presentation

The interim unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In management's opinion, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly our results of operations and cash flows for the nine months ended March 31, 2026 and 2025, and our financial position as of March 31, 2026, have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $75,740 and $89,963 for the nine months ended March 31, 2026 and 2025. The Company has an accumulated deficit of $14,140,537 and $14,064,797 for the nine months ended March 31, 2026 and year ended June 30, 2025, respectively and a stockholders’ deficit of $566,862 and $491,122 as of March 31, 2026 and June 30, 2025, respectively. The Company used $98,691 and $135,898 in cash flow from operating activities for the nine months ended March 31, 2026 and 2025.

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

For the nine months ended March 31, 2026 and 2025, the Company receives all its revenues and deferred revenues from just a few customers. The Company is dependent on related parties for short term funding, who have provided a significant portion of the funding through March 31, 2026.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements for the nine months ended March 31, 2025 and 2026 (Unaudited)

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

Cash

Cash is held at local banks. The Company had no cash equivalents at March 31, 2026 and June 30, 2025.

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

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of March 31, 2026 and June 30, 2025, the Company did not record any such allowance.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the nine months ended March 31, 2026 and 2025.

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements for the nine months ended March 31, 2025 and 2026 (Unaudited)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the nine months ended March 31, 2026 or 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires additional disaggregated disclosures about the effective tax rate reconciliation and income taxes paid. The new requirements will be effective for annual period beginning after December 15, 2024 for public entities and after December 15, 2025 for all other entities. The Company has adopted this provision during the year ended June 30, 2025.

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

GHST WORLD, INC. Condensed Notes to Consolidated Financial Statements for the nine months ended March 31, 2025 and 2026 (Unaudited)

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company has also obtained a European and Hong Kong Patent for the same device in March 2023. The Company has incurred a total of $78,641 of costs to register and develop the patent, since obtaining such patent. For the nine months ended March 31, 2026 and 2025, the Company has incurred $13,039 and $8,964, respectively of patent costs that were recorded as operating expenses on the accompanying financial statements.

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was affected on September 30, 2021. As of March 31, 2026 and June 30,2025, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5- RELATED PARTY TRANSACTIONS

At March 31, 2026 and June 30, 2025, the Company owed related parties a total of $514,912 and $417,771, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of March 31, 2026 and June 30, 2025, of amounts due to related parties that will be converted as described in Note 4.

During the nine months ended March 31, 2026, the Company invoiced a shareholder for consulting services rendered totaling $846 which the Company recorded as other income.

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

NOTE 8- INCOME TAXES

The company accounts for income taxes under ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities by using enacted tax rates in effect for the year. The company had no unrecognized tax benefits at March 31, 2026 or June 30, 2025.

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

NOTE 9- SUBSEQUENT EVENTS

On April 9, 2026, a preliminary agreement with a customer was terminated as the customer was unable to complete two power generation plants under construction in Mosciano, Italy and therefore, was unable to connect them to the grid, as required. As a result, the customer forfeited its deposit of $34,109, which had been recorded as deferred revenue.

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

Fiscal Quarter Ended March 31, 2026 Compared to the Fiscal Quarter Ended March 31, 2025

We had revenues of $0 in the three months ended March 31, 2026 and $4,755 in the three months ended 2025, and we sustained net losses of $25,587 and $31,532, respectively, in those periods. During the three months ended March 31, 2026 and 2025, expenses consisted primarily of general and administrative expenses, including general business administration and professional fees for legal and accounting services, and patent development costs.

Nine Months Ended March 31, 2026 Compared to the Nine Months Ended March 31, 2025

We had revenues of $13,852 in the nine months ended March 31, 2026 and $55,359 in the nine months ended 2025, and we sustained net losses of $75,740 and $89,963, respectively, in those periods.

Our total operating expenses were $90,412 and $145,322 during the nine months ended March 31, 2026 and 2025, respectively, reflecting decreased general and administrative expenses of $77,373 in the 2026 period compared to $136,358 in the 2025 period and an increase in patent development costs of $13,039 in the 2026 period compared to $8,964 in the 2025 period.

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

Liquidity and Capital Resources

Net Cash used by Operating Activities:

For the nine months ended March 31, 2026, net cash used in operating activities was $(98,691) as compared to net cash used in operating activities of $(135,898) for the nine months ended March 31, 2025. The decrease was due to a decrease in accounts receivable of $0 for the 2026 period compared to $2,092 for the 2025 period, increased accounts payable and accrued expenses of $(19,554) for the 2026 period compared to $(10,930) for the 2025 period and decreased deferred revenue of $(3,397) for the 2026 period compared to $(37,098) for the 2025 period.

Cash Flows from Financing Activities:

Net cash provided by financing activities for the nine months ended March 31, 2026 were $97,141 compared to $117,740 for the nine months ended March 31, 2025, in each case reflecting advances from related parties.

Liquidity

We had $968 in available cash as of March 31, 2026. For the past two years we have been relying on loans from our current investors and related parties and proceeds from sales of our common stock to fund our operations. As reflected in Note 2 in the footnotes to the financial statements contained in this Report, management has expressed substantial doubt about our ability to continue as a going concern for the next 12 months from the date the financial statements were issued, unless we can raise the required capital or generate material revenue to fund our operations.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from any inability to raise sufficient capital by us or our related party partner or otherwise proceed with our business plans, the potential adverse effects of United States tariffs and any retaliatory actions, interest rates, a deteriorating labor market, volatility in the capital markets, geopolitical conflicts such as those occurring in Iran and Ukraine and negative operational impacts or an economic downturn or recession which may result, which may result in delays or obstacles in or prevent us from raising capital as and when needed or at all, supply chain disruptions, shortages and delays and other potential unforeseen events which may adversely affect our ability to develop, manufacture and sell our products and/or offer any services within the intended timeframes or at all, declines in consumer and business spending, risks and uncertainties surrounding the new business opportunities we seek to pursue in the clean energy sector, and the risks disclosed in our prior filings with the SEC including in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 under “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2026 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and non-routine transactions. One individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions and also reviews, evaluates and approves these same transactions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

GHST World Inc.

Dated: May 13, 2026	By:	/s/ Roberto Castellazzi
Roberto Castellazzi, Chief Executive Officer
(Principal Executive Officer)
Dated: May 13, 2026	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)

