Form 10-K
period 2026-06-30
GHST World Inc.
filed 2026-10-09
CIK 1121795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,833,488 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of October 9, 2026, the issuer had 130,201,179 shares of its common stock, $0.001 par value per share, outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
5525	Fruci & Associates II, PLLC	Spokane, WA

i

PART I

ITEM 1. BUSINESS.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business plans, exploration of potential new business opportunities including seeking a potential business combination or strategic transaction with an operating entity with an existing revenue-generating business, our efforts to realize value from our prior research and development activities and potential future efforts in the clean energy and sports technology sectors, potential future sources of revenue, and our capital raising efforts and liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks arising from our need for capital and our any inability to raise sufficient capital or otherwise proceed with our business plans which have among other consequences prevented us from furthering our prior business plans and business development efforts or generating material revenue therefrom, the potential adverse effects of geopolitical events including United States tariffs and any retaliatory actions, interest rates, geopolitical conflicts such as those occurring in the Middle East and Ukraine and negative impacts on capital raising efforts or an economic downturn or recession which may result, which may result in delays or obstacles in or prevent us from raising capital as and when needed or at all, risks and uncertainties surrounding our pursuit of the new business opportunities or strategic transactions we seek to pursue including our ability to identify, negotiate, execute a definitive agreement for, and close a business combination or other strategic transaction, and the risks disclosed in our filings with the SEC including those described in this Report under “Item 1A - Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Overview

GHST World Inc. (“GHST” or the “Company”) was organized on November 12, 1999, as a Delaware corporation.

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

With regard to our previous business plans and ventures, due to a lack of necessary capital and delays which have occurred in our research and development efforts, to-date we have been unable to generate material revenue on a consistent basis or otherwise further the development of our planned businesses, including with respect to the patents we acquired for the Smart Shin Guard and our other business ventures. Any further development or operations with respect to our legacy business plans will depend on our ability to obtain the necessary capital and personnel, including employees and third party consultants, to further such efforts.

We have not generated revenue on a consistent basis or in amounts which are necessary to offset operating losses, and need substantial additional financing to continue the development and pursuit of our business plan and related products and services. As a result of its lack of capital needed to further its legacy business plans, beginning in the second half of fiscal year 2026, the Company began evaluating strategic alternatives designed to reposition its business for long-term growth. As a result, the Company is undertaking a strategic shift with a new focus on identifying, negotiating and completing a business combination or strategic transaction such as a reverse merger with an operation business with a view to acquire a revenue-generating business. If we are able to do so, such a transaction could allow the Company to combine with an operating business that already generates meaningful revenues. Our only discussions in connection with such a transaction have been preliminary in nature, and we have not entered into any letter of intent or other agreement or understanding with respect to any such transaction. No assurance can be given that we will be able to identify an acquisition target or otherwise complete such a transaction. See Item 1A. – Risk Factors. While we are not limiting our search to any single industry or sector, management is currently focusing its search on entities which operate in the technology, artificial intelligence, software and digital services sectors, as well as potentially with certain innovative businesses in the industrial and life sciences sectors. However, our search is not formally limited to any specific industry, and we intend to continue evaluating opportunities that we believe may be strategically and financially attractive to the Company.

Subsidiaries

The following is an overview of our subsidiaries and legacy business plans and activities. These subsidiaries and their respective plans and operations are still in the preliminary or developmental stages and do not currently generate material revenue, including due to our lack of capital to fund their ongoing capital requirements. However, some or all of these subsidiaries may have a more central role in our business in the future, provided we can access the necessary capital, form strategic relationships and otherwise develop and execute a business plan for such subsidiaries. Below is a brief description of each subsidiary.

Insside World

Beginning in later calendar year 2024, the Company began adding to its core focus by undertaking to enter the clean energy production and trading sector. As previously disclosed, Insside also entered into a series of agreements to acquire surface rights, which are similar to land leases, and engaged a special purpose entity, Green Capital SRL (“Green Capital”), an Italian company in Bergamo, which was charged with raising the substantial capital required to build the solar plants. Green Capital is operated by our Chief Executive Officer, Roberto Castellazzi. Subsequently, in light of the difficulties faced in Green Capital’s efforts to secure the necessary financing for this enterprise, the Company is currently in the process of terminating the preliminary surface rights agreements and has suspended its operations with respect thereto.

Specifically, Green Capital was unable to secure the financing necessary to construct the solar plants contemplated by the agreements, and, because the continuation of the preliminary surface rights agreements was contingent upon obtaining such financing, the Company intends to terminate those agreements.

The Company may in the future pursue opportunities in an effort to realize value from the design work and feasibility studies already completed for the relevant sites under the agreements referred to above, including through their potential transfer to third parties that may be interested in financing and developing the projects, although no assurance can be given that the Company will realize any such value. In addition. Insside may pursue other opportunities in the clean energy space as management may determine and subject to accessing the necessary capital. Insside’s consulting activities were substantially reduced following the Company’s decision to terminate its relationship with its former Chief Executive Officer, who had been primarily responsible for managing those activities.

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

The Smart Shin Guard is designed as a shin guard, which is a form of protective equipment placed on the front portion of the lower leg while playing soccer and similar sports, that combines with data collection and analysis technology that monitors players’ individual and collective physical and performance-based metrics and transmits this information to a separate module in real-time. Examples of the information the Smart Shin Guard can collect and analyze for users is covered distance, acceleration, kicking force, collision impact, positioning, directional movement, and performance alerts.

In connection with our development efforts for the Smart Shin Guard, on September 23, 2023, we entered into a joint venture agreement with Cross-Ing, an electronics and AI development company, which contemplates further development of the Smart Shin Guard for soccer and for other sports, with a particular view to developing software for the smart phone application and expanding the products’ use to other sports in addition to soccer. In exchange for these services, we have agreed to pay the service provider the following (i) 40,000 Swiss Francs (approximately $44,068 U.S. Dollars) per milestone achieved under the agreement as determined by a “steering group” comprised of senior representatives from each party, (ii) 4,476,176 shares of the Company’s common stock, and (iii) royalty payments of 1 Swiss Franc (approximately $1.10 U.S. Dollars) per unit sold, for up to 150,000 units. The Company completed the Beta testing of the functionality of the Smart Shin Guard in July 2024. However, following Beta testing, the development of the Smart Shin Guard prototype was delayed and remains suspended as of the date of this Report due to disagreements with our third party developer regarding the product’s development process and timeline. Specifically, development activities under this agreement are effectively suspended pending resolution of the parties’ disagreements regarding the functionality and level of completion of the prototype and Cross-Ing’s request for additional cash payments. The Company will need to seek to continue or locate a new third party collaborator relationship in order to re-commence and further any development activities for the product. GHST believes that the development work completed by Cross-Ing to date has not resulted in a prototype that is sufficiently functional to allow the Company to proceed to the next stage of development. Cross-Ing has requested additional cash payments to continue the development work, while the Company does not currently believe it is appropriate to make such additional payments under the existing circumstances, also taking into account the equity consideration already issued pursuant to the agreement. The parties are engaged in ongoing discussions regarding a potential resolution.

GHST Art World Inc.

GHST Art is our wholly-owned subsidiary which we acquired on June 29, 2019, together with its portfolio of 119 art paintings and reproductions as its principal assets. In addition, GHST Art is currently exploring potential opportunities involving the redevelopment and conversion of properties considered to have artistic and cultural significance into luxury wellness facilities. The Company has identified several properties that it believes could potentially be suitable for such projects. These activities remain at a preliminary and exploratory stage as of the date of this Report. We do not expect to bring them to market or generate revenue therefrom in the short term.

IoTT World, Inc.

IoTT, which is an acronym for “Internet of Things Tech,” is our wholly-owned subsidiary focused on identifying and developing internet-based technologies. IoTT’s recent efforts have been focused on the identification and development of artificial intelligence applied to sports through the creation of the “Neuralship” brand. These efforts and business plan envision working with a team of external engineers and professionals specializing in artificial intelligence, digital twin technologies, data analytics and technology infrastructure, IoTT has begun operating in this area and has commenced commercially offering related services through its “iottworld.com” website. These services will focus on the development and delivery of artificial intelligence and digital twin solutions applied to sports performance, including virtual modeling of athlete and team performance, biomechanical simulations, image and movement analysis using computer vision, predictive performance analytics, workload and fatigue monitoring, and artificial intelligence infrastructure for real-time data processing. These technologies are designed, among other things, to collect and analyze information regarding athletes’ performance through images and video, and to reconstruct and simulate movements and athletic actions using digital twin technologies, without necessarily depending on the use of a physical device such as the Smart Shin Guard. This activity represents an expansion of IoTT’s business model and does not reflect a discontinuation of the Company’s Smart Shin Guard project. IoTT has only recently commenced developing these solutions and has not generated material revenue from them to date.

Competition and Market Conditions

Market for Business Combinations and Strategic Transactions

We will face substantial competition in our efforts to identify and pursue any new business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, we anticipate being at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, any economic downturn caused by increased interest rates, geopolitical turmoil or other events or trends in the U.S. or global economies, many venture capital firms and similar firms and individuals may seek to acquire businesses at discounted rates, and we may therefore face additional competition and resultant difficulty obtaining a business on favorable terms or at all, at least until such time as the economy recovers. This disadvantage may also be heightened by the fact that we will likely need to offer capital stock only rather than cash for any transaction we identify, and many of our competitors have cash on hand for the purpose of making offers to purchase operating businesses. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the industries in which we seek to operate due to our small size and lack of resources.

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

There can be no guarantee that our competitors have not or will not develop and sell technology that is similar or superior to ours and/or that will hinder or limit our ability to access the markets we plan to target. Although development of the Smart Shin Guard remains suspended, if the Company is able to successfully complete development and bring the product to market, we believe that the breadth and depth of the data the Smart Shin Guard is designed to collect, analyze and transmit could provide a competitive advantage over certain existing and prospective competing products. Further, with respect to the phone app for the Smart Shin Guard, there is at least one other similar application called Goalon which allows users to track certain performance metrics directly on their cellular device, and there may be others currently in the market or that are being or may be developed that we will compete with. Additionally, some sporting equipment companies and service providers offer technology or services using different means, such as cameras that collect and transmit team and player data in a manner similar to ours, could be seen as competitors. Offerings of similar equipment and technology to the Smart Shin Guard by any of these competitors will likely create a barrier to market entry for our product and/or render it difficult to develop or grow a customer base, particularly to the extent our potential customers and users have already integrated competitor products and services. Further, while we are not aware of similar wearable devices that are approved by soccer leagues for in-play usage, we have also not obtained such approval for the Smart Shin Guard ourselves, and there can be no assurance that such approval will be obtained.

Insside World

There are a growing number of participants in the clean energy industry as economic, social and environmental factors have enhanced public interest in the production of power through means that reduce the impact on the environment and carbon footprints. Further, many of our competitors will be better capitalized and have greater resources and longer operating histories than us, and our competition will vary by the markets we seek to serve in the future.

GHST Art

With respect to GHST Art, if we pursue opportunities involving the redevelopment and conversion of properties considered to have artistic and cultural significance into luxury wellness facilities, we expect to face competition from real estate developers, hospitality operators, wellness and luxury resort groups, private investors and other parties seeking to acquire or develop similar properties. Many of these competitors may have significantly greater financial resources, operating experience, access to financing, industry relationships and development capabilities than we do. Competition may also arise in connection with the identification and acquisition of suitable properties, access to capital, obtaining required permits and approvals, and the ability to successfully execute any redevelopment project. Because these activities remain preliminary and exploratory, no assurance can be given that we will identify or acquire any suitable property, complete any redevelopment project, or generate revenue from these activities.

IoTT

With respect to IoTT, a variety of technology research and development companies have already made headway on connecting various devices and otherwise making life easier for consumers using the internet and artificial intelligence. In recent years, the development of artificial intelligence technologies and related business enterprises has accelerated at a rapid rate with a high volume of new market entrants in addition to a large number of large, well-funded businesses, thereby substantially increasing the competition of related solutions such as those we may seek to develop and offer. As a result the market is currently saturated with such products, and with companies seeking to develop and evolve such products and underlying concepts as to enhance their functionality. In light of these market conditions and the intense competitive environment in this area, competition will be intense, as will risks inherent therewith including the reality that many competitors have more capital, experience and progress with respect to their offerings than we do and that we may face difficulty in obtaining or protecting intellectual property rights or avoiding the infringement of others in our operations of IoTT.

Employees

We currently have no full-time employees. Our officers provide services on a part-time basis.

Status as an Emerging Growth Company

Because we have nominal revenues and have never had a registration statement under the Securities Act of 1933 become effective, we are an emerging growth company. An emerging growth company is defined as a company which had annual gross revenues were less than $1.235 billion during its most recently completed fiscal year and have never sold common equity securities under a registration statement. We will continue to be an emerging growth company until the earlier of: (i) the last day of the fiscal year of the Company during which we had total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the date of the Company’s first sale of common equity securities of pursuant to an effective registration statement under the Securities Act; (iii) the date on which the Company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

•	We have generated no material revenue during the last three fiscal years or current fiscal year, and in order to continue as a going concern we require additional capital either through a debt or equity financing.
•	If we are not successful in acquiring a new business and generating material revenues, it would have a material adverse effect on our business.
•	We and our shareholders will face various risks and uncertainties in connection with our efforts to identify and complete a business combination or strategic transaction.
•	We face significant risks due to inability due to various circumstances including our limited resources to proceed with our legacy business plans, in a timely manner or at all.
•	We have a limited operating history and our likelihood of success is contingent upon the problems, expenses, and complications frequently encountered by development stage companies.
•	We may have or discover in the future material weaknesses in our internal controls and may face difficulties remediating any such weaknesses;
•	In order to generate material revenue, we will need to acquire or otherwise successfully develop and market commercially viable products and services, and no assurance can be given that we will be successful in doing so;
•	One element of our business plan is dependent in part upon our intellectual property which we may be unable to obtain or protect without incurring significant expenses or at all.
•	We may become involved in litigation to defend our intellectual property or to defend against infringement claims from third parties, which would be expensive and time consuming and could materially adversely affect our business.
•	We are highly dependent on a small number of key personnel, the loss of whom would materially adversely affect our business.
•	The industries in which we seek to operate are highly competitive, and most of our competitors have greater financial and other resources and capital raising abilities than we do, which will render our efforts to establish a market for our brand and products, particularly challenging.
•	Depending on the business combination or other strategic opportunity we ultimately pursue, our future operations may initially be concentrated in a limited number of products, services, customers or markets. If we are unable to successfully develop or expand those operations and generate material revenue, such concentration could adversely affect our business and investors could lose some or all of their investment.
•	There is currently no active market for our securities, there can be no assurance that such a market will ever develop, and the future prices and liquidity of our securities could be unpredictable and volatile.
•	Certain events have caused and may continue to cause disruptions in our business and industry, which may hinder our progress and growth prospects.

Risks Related to the Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing.

We have limited capital and have accumulated losses through June 30, 2026, of $14,150,715 since inception. Because we do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, our auditors have issued an opinion with an explanatory paragraph regarding our ability to continue as a going concern. Our continued existence is dependent upon us our obtaining the necessary capital to meet our expenditures. We cannot assure you that we will be able to raise adequate capital to meet our future working capital needs.

Because we do not have access to the necessary capital to fund our business plans and operations, we have been forced to suspend or limit the scope of our operations, and may be unable to pursue our business plans as a result.

We currently need substantial working capital. The adverse impacts on the global economy or any subsequent or further financial hardship caused by the geopolitical conflicts in Ukraine and the Middle East, or the ongoing impacts of inflation and increased central banks interest rates in response, along with any recession or market downturn which result, could adversely affect our ability to raise capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, we may not be able to remain in business, and we will have to cease operations.

In recent years, we have been required to substantially limit our operations and the pursuit of our business plans and development efforts due to our lack of adequate resources. As a result, we are presently focusing on identifying and pursuing a business combination or strategic transaction in an effort to acquire an operating, revenue-generating business. We have some preliminary discussions but no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms or at all. If we fail to complete a business combination as planned, we may never generate material operating revenues.

Even if we secure the necessary working capital or locate a potentially viable acquisition transaction, we may not be able to negotiate terms and conditions for receiving the additional capital or pursuing such a transaction that are acceptable to us. Any future equity capital investments will dilute existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

If we are not successful, you may lose your entire investment.

Prospective investors should be aware that if we are not successful in our business plans and transactions aimed at commencing material revenue-generating operations, their entire investment in the Company could become worthless. Even if the Company is successful, we can provide no assurances that investors will derive a profit from their investment. Even if we can raise sufficient capital, complete a strategic transaction or generate revenue, we cannot guarantee any resulting proceeds or operations to us will be sufficient for us to grow our operations and become profitable. In past periods we have failed to meet anticipated or desired milestones for our product development within the timelines originally projected, in part due to our limited capital and other resources as well as external factors. If we are not successful, you may lose your entire investment.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating, financing or otherwise consummating any resulting business combination. Economic factors that are beyond our control, including inflation, interest rate increases, geopolitical turmoil and any consequent economic downturn which may result, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or complete a business combination with a business that is suitable for our business goals on valuation and transaction terms acceptable to us and our shareholders, and that we believe has the potential to support the growth of our business and generate value for our shareholders.. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring a new business and generating material revenues, it would have a material adverse effect on our business.

If we are not successful in developing a viable business plan and completing a business combination or other strategic transaction with an operating business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. Further, we will require working capital to fund our operations during and following an acquisition process, and may fail to do so on acceptable terms, within the timeframes required or at all. If we are not successful, our investors may lose their entire investment.

Because we have limited capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We may require additional capital to complete a business combination or other strategic transaction and to fund our operations before, during and following any such transaction. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses will require a substantial amount of additional capital.

The terms of securities we issue in future capital transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior to that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

We do not have any letter of intent or agreement for a business combination, and may not identify or continue discussions with any prospective acquisition target we do identify.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We may not be successful in identifying and evaluating a suitable acquisition candidate or in consummating a business combination. Although our search is not formally limited to any particular industry or sector, we are currently focusing primarily on opportunities involving operating companies in the technology, artificial intelligence, software and digital services sectors, as well as certain innovative businesses in other industries. We have not established specific metrics and criteria we will look for in a target company, and if and when we do we may face difficulty reaching a mutual agreement with any such entity, including in light of market trends and forces beyond our control. Given our early-stage status, there is considerable uncertainty and therefore inherent risk to investors that we will not succeed in developing and implementing a viable business plan.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors may actively compete for operating businesses and assets that could also be potential targets for the Company. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchasers such as those caused by recent and ongoing economic trends and developments. Any delay or inability to locate, negotiate and enter into a business combination as a result of our limited liquidity and other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. In such event, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Certificate of Incorporation and bylaws do not afford our shareholders with the right to approve such a transaction. Accordingly, our shareholders will be relying primarily on the judgment of our Board and Chief Executive Officer, together with the advice of any legal, financial, accounting or other advisors retained in connection with a potential business combination.. In order to develop and implement our business plan, we may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

Because our search for a business combination is not presently limited to a particular industry, sector or any specific target businesses, prospective investors will be unable to evaluate the merits or risks of any particular target business’ operations until such time as they are identified and disclosed.

We are still determining the Company’s business plan, and we may seek to complete a business combination with an operating entity in any number of industries or sectors. Because we have not yet selected any specific target business or entered into any letter of intent, definitive agreement or other binding arrangement with respect to a potential business combination, prospective investors currently have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, prospects or other metrics or qualities they deem appropriate in considering to invest in the Company.. Further, if we complete a business combination, we may be affected by numerous risks inherent in the operations of the business we acquire. For example, if we acquire a financially unstable business or an entity lacking an established operating history, we may be affected by the risks inherent in the business and operations of a new business or a development stage entity. Although our management intends to evaluate and weigh the merits and risks inherent in a particular target business and make a decision based on the Company and its shareholders’ interests, there can be no assurance that we will properly ascertain or assess all the significant risks inherent in a target business, that we will have adequate time to complete due diligence or that we will ultimately acquire a viable business and generate material revenue therefrom. Furthermore, some of these risks may be outside of our control and leave us with no ability to reduce the likelihood that those risks will adversely impact a target business or mitigate any harm to the Company caused thereby. Should we select a course of action, or fail to select a course of action, that ultimately exposes us to unknown or unidentified risks, our business will be harmed and you could lose some or all of your investment.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise be compatible with us as expected.

In pursuing our search for a business to acquire, we may seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Further, when evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, depending on the structure of a business combination, the target’s management may assume significant management responsibilities in the combined company and may replace some or all of our current executive officers, including our Chief Executive Officer. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted and our shareholders could suffer a reduction in the value of their shares.

Any business we acquire may lack diversity of operations or geographical reach, and in such case we will be subject to risks associated with dependence on a single industry or region.

Depending on the business combination we ultimately pursue, the target business may have a single or limited business activity and/or operate in a limited geographic area. While larger companies have the ability to manage their risk by diversifying their operations among different industries and regions, smaller companies such as ours and the entities we anticipate reviewing for a potential business combination generally lack diversification, in terms of both the nature and geographic scope of their business. As a result, we will likely be impacted more acutely by risks affecting the industry or the region in which we operate than we would if our business were more diversified. In addition to general economic risks, we could be exposed to natural disasters, civil unrest, technological advances, and other uncontrollable developments that will threaten our viability if and to the extent our future operations are limited to a single industry or region. If we do not diversify our operations, our financial condition and results of operations will be at risk.

If we fail to successfully integrate acquired assets or businesses, or if integrated, failure to further the Company’s business strategy, may result in the Company’s inability to realize any benefit from such acquisition or other adverse consequences.

As disclosed above, we are evaluating potential business combinations and other strategic transactions involving operating businesses. Unidentified liabilities or other issues may arise with respect to the businesses and assets we have acquired or may in the future acquire, which could expose us to litigation, unexpected costs, regulatory actions and other negative events that could materially harm our business and financial condition. Further, we intend for any such acquisitions to be a critical part of our business plan moving forward, subject to accessing the necessary capital, and such acquisitions may not yield the benefits expected or desired for our business.

In addition, even if we can access the necessary capital, we may face challenges in integrating and utilizing any acquired business or assets, particularly given any such undertaking will require the investment of resources to monetize and integrate into our other operations. Even if we can access the necessary capital to further these efforts we may be unable to effectively manage these efforts without incurring extensive additional costs or at all. This would put a further strain on our already limited personnel and resources. Further, the long-term commercial success of any such undertaking will depend on our ability to timely and in a cost-effective manner pursue and develop an infrastructure and network to obtain and distribute products in high quantities and in compliance with applicable regulatory and commercial requirements. If we are unsuccessful in navigating these challenges with respect to any acquired business or assets, it could fail to result in benefits to our Company, and we could be materially adversely affected by any of the foregoing events.

In general, the consummation and integration of any acquired business or assets into the Company may be complex and time-consuming and, if such businesses and assets are not successfully integrated, the Company may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further the Company’s business strategy as anticipated, expose the Company to increased competition or other challenges with respect to the Company’s products or geographic markets, and expose the Company to additional liabilities associated with an acquired business, technology or other asset or arrangement. There are no guarantees that the Company will successfully consummate such acquisitions, and even if the Company consummates such acquisitions, the procurement of applications for licenses required to sell or distribute related products may never result in the grant of a license by any state or local governmental or regulatory agency and the transfer of any rights to licenses may never be approved by the applicable federal, state and/or local governmental or regulatory agency.

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

Since we have a limited operating history under our current business model, which we are frequently adjusting in pursuit of new business opportunities, it is difficult for investors to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history. Investors should evaluate an investment in our company in light of the uncertainties encountered by start-up companies in a highly competitive industries and markets such as those in which we currently operate or may seek to operate, which contains significant barriers to market entry. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Because of the prior developments in our legacy business plans, we face significant uncertainties which intensify our risk as a going concern.

Since we have not yet been able, for various reasons, to monetize our Smart Shin Guard business and due to the strains it placed on our working capital, we have in parallel developed a clean energy business. That business model is unproven as it affects us, is subject to the material business risks affecting any new venture, and we and our management have limited experience in it. The business has been dependent upon third parties to provide significant financing, and efforts of an affiliate entity, Green Capital. Green Capital was unable to secure the financing necessary to construct the contemplated solar plants, and, because the continuation of the preliminary surface rights agreements was contingent upon obtaining such financing, the Company intends to commence the process of terminating those agreements. No assurance can be given that we will realize any value from the design work and feasibility studies completed for these projects. In addition, Insside’s consulting activities were substantially reduced following the Company’s decision to terminate its relationship with its former Chief Executive Officer, who had been primarily responsible for managing those activities. Additionally, to the extent we continue to pursue operations in the clean energy industry in the future, the clean energy sector and our plans within it may require substantial capital, and we may invest capital in these operations that ultimately does not generate material revenue or otherwise result in the benefits sought, which outcome would be particularly harmful given our limited access to capital. All of these and other risks intensify the challenges to our ability to conduct business on a going concern basis.

We face significant risks due to inability due to various circumstances to proceed with our legacy business plans in a timely manner and our recent entry into the clean energy business.

We have limited capital and have accumulated losses through June 30, 2026, of $14,150,715. Due in part to our limited capital, our reliance upon our Chairman and Chief Executive Officer for loans, and limited personnel, we have to date been unable to continue the development of and commercialization of the Smart Shin Guard. Our development efforts for the Smart Shin Guard have been and remain suspended as of the date of this Report. In addition, a disagreement with Cross-Ing, our third party consultant procured to assist with our development efforts, has arisen regarding the product’s development and timeline, and our ability to re-commence development of the product depends on resolving these issues in addition to obtaining the necessary capital. No assurance can be given that our business plans will be successful or proceed as intended or desired, in which case you could lose some or all of your investment.

Further, our entry into the clean energy industry through Insside presents the risks associated with entering a new industry in which we and our management have limited experience. There are a growing number of participants in the clean energy industry, and many of our competitors will be better capitalized and have greater resources and longer operating histories than us. The clean energy industry also poses unique challenges, including intense competition, regulatory requirements, and limitations on qualified personnel and market opportunity. Our ability to pursue clean energy opportunities depends on establishing the necessary relationships and infrastructure and accessing substantial capital, and our initial solar projects have been suspended because Green Capital was unable to secure the necessary financing. Subsequently to our execution of preliminary agreements, in light of the difficulties faced in Green Capital’s efforts to secure the necessary financing for this enterprise, the Company is currently in the process of terminating the preliminary surface rights agreements and has suspended its operations with respect thereto. Specifically, Green Capital was unable to secure the financing necessary to construct the solar plants contemplated by the agreements, and, because the continuation of the preliminary surface rights agreements was contingent upon obtaining such financing, the Company intends to terminate those agreements, and the future of this element of our business plan therefore remains uncertain as of the date hereof.

Because GHST is in the development stage of each of its planned businesses and its business plan is unproven, we may fail to generate material revenue or achieve profitability.

For a key component of its legacy business plan, GHST is relying primarily upon its U.S. patented sports equipment technology which we intend to market and sell in the U.S. and foreign athletic markets to individual players, teams and organizations interested in the Smart Shin Guard’s data collecting capabilities. We have not sold our products, and do not presently have inventory available for sale. Our development process for the Smart Shin Guard has repeatedly been delayed from original projected timeframes due to our small size and lack of capital. If this trend continues and we fail to commercialize the product before our patents expire in our target markets, we could fail to generate material revenue or establish brand recognition necessary to achieve our goals and provide value to our shareholders. We cannot assure you that assuming we obtain sufficient financing, we will be able to successfully market our product in any of the target countries, derive any material revenue or attain profitability. Further, with the addition of InSSIDe World, whose clean energy activities have been substantially reduced and whose future business opportunities remain under evaluation, in addition to our legacy focus on the Smart Shin Guard and the other early stage businesses we are developing or considering as described in this Report, our management team may be divided among multiple projects, and may be unable to allocate and use our limited resources in an efficient or effective manner. Further, each industry in which we seek to operate through the aforementioned businesses and business plans poses unique challenges, including intense competition, regulatory requirements, and limitations on qualified personnel and market opportunity, which gives rise to further risks and uncertainties that are particularly present for us as we continue in the early development stage of each prospective business. The time and resources invested in these projects could ultimately be fruitless or fail to yield the benefits or results sought for our business, and could result in material harm to our financial condition and ability to continue as a going concern. If we are not successful in marketing the Smart Shin Guard and/or developing other business as presently intended, it is likely that you will lose your entire investment.

Because our business model is new, our growth strategy may not be achievable and may not result in profitability.

If we can raise the necessary capital and otherwise re-commence development of the Smart Shin Guard and other aspects of our legacy business plan, we may not be able to implement our growth strategy reflected in our business plan rapidly enough as to achieve profitability. Our growth strategy is dependent on a number of factors, including development and market acceptance of the Smart Shin Guard with respect to GHST Sport, our ability to identify and develop viable opportunities with respect to Insside, and our ability to pursue and complete other strategic opportunities. We cannot assure you that we and collaborators will raise sufficient capital or otherwise develop and execute on our business plans in a manner necessary to generate material revenue or become profitable.

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

Our pursuit of development and commercialization of the Smart Shin Guard will depend, to a large extent, upon our intellectual property.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our current or future products. The strength of our patent in the sports logistics and technology field involves complex legal questions and can be uncertain. Our international patents may fail to result in adequate protection in the countries in which we desire to market and sell our products. Even for our issued patents, third parties may challenge their validity, enforceability or scope, which may cause such patents to be narrowed or invalidated. Even if unchallenged, our patents may not adequately protect our intellectual property or prevent others from designing around our claims.

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

We rely on a patent on the Smart Shin Guard to protect our intellectual property rights. In the United States, we have a patent and also have patents in certain jurisdictions in Europe. Competitors may infringe our patents or otherwise take action against our intellectual property rights. To counter such infringement, interference or similar adverse occurrence, we may be required to file infringement or similar claims, or we may be required to defend the validity or enforceability of our intellectual property rights, including our patents, which can be expensive and time-consuming and may force us to divert our limited resources. In an infringement proceeding, a court may decide that either one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly. Any difficulties or inability to obtain or maintain a patent in a jurisdiction for which we hold or seek patent protection would materially adversely harm our business.

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

Businesses, including development stage companies such as ours which often grow rapidly, tend to have difficulty managing their growth. If we are able to successfully complete a business combination and/or develop and market our products and services, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

As described elsewhere in this Report, in addition to our legacy business plans, we are also seeking a potential business combination or strategic transaction. Each element of our current focus and business plan involves a unique business model and would take substantial time and resources to execute and develop into a revenue generating enterprise. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

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

Our revenue and operating results may vary significantly from quarter-to-quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of market analysts and our own forecasts. If this happens, the market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include the following:

•	the rate at which we are able to develop and distribute our product;
•	our introduction and pursuit of new business ventures, business combinations and other strategic transactions, and the results and consequences of such endeavors;
•	the usage by subscribers of our interactive technology;
•	seasonal patterns in the athletic and sporting goods industry and other industries we target;
•	worsening economic conditions such as those caused by inflation and interest rate hikes in response which cause customers to reduce spending of goods and services such as those we intend to offer;
•	changes in the regulatory environment, including regulation of advertising, that may negatively impact our marketing practices;
•	the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; and
•	costs related to the launch or acquisition of new technologies or businesses.

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

We rely and expect to continue to rely on outside consultants and employees who may be difficult to control and may expose to liability and/or limit our ability to grow our operations as desired or at all.

Due to our limited capital, we rely and expect to continue to rely primarily on outside consultants and independent contractors to develop and market our products and/or expand our business models. In the event that one or more of these consultants or employees terminates their services with the Company, fails to follow management’s instructions or becomes unavailable, we may see adverse effects to our business and face difficulty locating and retaining suitable replacements. Further, because we will operate in multiple countries, language barriers and complications with respect to monitoring our personnel are more likely than a more localized approach. There can no assurance that our employees or consultants will stay with us or can be adequately controlled, or that we will be able to retain replacements on favorable terms or at all, in which case our business could be harmed.

We may rely on third parties to market and sell our products and services, and if any of these third parties alter, restrict access to or discontinue their relationships with us, or experience technical difficulties, our ability to market our product(s) would be diminished and our business, revenue and financial results could be harmed.

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

Our business will depend on the overall demand for the products and services associated with our legacy business plans, as well as those of any future business opportunities we pursue, including through a business combination or strategic transaction, and on the economic health of the markets and prospective customers we aim to access. Economic downturns or unstable market conditions may cause prospective customers to decrease or pause their budgets, or decline to incur expenditures on non-essential items, which could reduce spending on our products and services and adversely affect our business, financial condition and results of operations. Changes in interest rates in the U.S. and Europe, and any resurgence of inflation, could harm these economies. In addition, the duration of geopolitical conflicts and their impact are at best uncertain, and continuation may result in reduced demand for our products or other adverse consequences on us and the industries in which we operate. Because our management team is based in Italy, our operations may face enhanced exposure to risks arising from the geopolitical conflicts than our competitors in North America or elsewhere. A future economic downturn or recession in the U.S. or global economies could have uncertain and potentially severe impacts upon public companies, including us. We cannot predict how this will affect our ability to continue and complete the development of and/or market for our product, but the impact may be adverse and the duration of any such consequences are unpredictable. Among other adverse consequences, our prospective vendors or customers, in response to reduced access to capital or an anticipated or actual reduction in consumer spending, could elect not to engage in business with us, which would materially adversely harm our ability to generate revenue and financial condition.

If we are unable to meet competitive challenges, we may not successfully market our patented product.

There are several companies that have developed products and solutions that are similar to those we currently are developing or may in the future seek to develop and commercialize. Further, we may in the future be competing for a limited number of prospective customers in the markets we target, many of whom may not be willing or able to purchase our products at the prices we desire or at all. Our competitors will include major sports apparel firms and technology and data firms with greater name recognition and/or existing relationships with prospective customers. See “Business-Competition and Market Conditions”. Some of these competitors offer wearable devices that are similar to ours and are already being commercialized in professional and amateur sports. Development of the Smart Shin Guard remains suspended, although if the Company is able to successfully complete development and bring the product to market, we believe that the breadth and depth of the data the Smart Shin Guard is designed to collect, analyze and transmit could provide a competitive advantage over certain existing and prospective competing products. Further, while we remain in the development stage of our business plans, our competitors will continue to have a time advantage over us to continue to develop, improve upon and market their competing or alternative products and solutions and reduce or limit our ability to compete with them.

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

We may in the future conduct a substantial portion of our business in foreign markets, which will expose us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.

Historically our business plans have envisioned operating in multiple foreign markets exposing our Company to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations by selling our products to consumers in foreign markets. Accordingly, strengthening of the Euro which is our primary currency versus a foreign currency could have a negative impact on us. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, as well as economic tensions between governments, the implementation of new or increased tariffs and other changes in international trade policies. Finally, since we plan to operate in the European Union, the impact of the war between Russia and Ukraine, the war in the Middle East, and/or economic sanctions between or among countries, as well as general geopolitical issues in Europe, may adversely affect our operations in the European Union.

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

Since the CCPA was enacted, the U.S. currently has at least 20 states - California, Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia, that have comprehensive data privacy laws in place, or enacted comprehensive data privacy laws set to take effect. An additional seven states have enacted narrower privacy laws - Florida, Maine, Michigan, Nevada, New York, Vermont, and Washington. In recent legislative cycles, additional states have introduced comprehensive privacy bills that address a range of issues, including protecting biometric identifiers and health data, or governing the activities of specific entities. However, this patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed and enacted bills in various states include rights similar to those in preexisting privacy legislation but differ in implementation and enforcement. The American Privacy Rights Act of 2024 was introduced in the U.S. House of Representatives and was subsequently referred to the House Committee on Energy and Commerce, but has not been adopted. As introduced, this proposed legislation would establish requirements for how companies handle personal data by, among other things, limiting the collection, processing, and transfer of personal data, prohibiting companies from transferring individuals’ personal data without their affirmative express consent, establishing a right to access, correct, and delete personal data, requiring companies to provide individuals with a means to “opt out” of the transfer of non-sensitive covered data and the right to opt out of the use of their personal information for targeted advertising, requiring companies to implement security practices aimed at protecting personal data, and imposing enforcement actions and the possibility of civil proceedings for violations. Proposed federal legislation, like the American Privacy Rights Act of 2024, will likely continue to be debated and, at some point, may be enacted in some form.

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

The result of our continuing to fund our operations through the issuance of shares of common stock has been and will continue to be the dilution of our shareholders’ ownership interest in the Company. In addition, the introduction of additional shares imposes downward pressure on our stock price, particularly given the limited and sporadic nature of trading in our common stock. Unless we are able to raise sufficient capital by non-dilutive means, which is unlikely, or generate material revenue from our operations which may not come to fruition in the near term or at all, we expect we will need to continue to issue shares of common stock causing further dilution and potentially causing further dilution and potentially causing our stock price to decline further, which would have a material adverse effect on existing shareholders.

Our registration under the Exchange Act could be revoked by the SEC if we fail to file required reports.

If we fail to file reports as required under the Exchange Act, we may lose our registration as a reporting company. While we intend to comply with the Exchange Act’s reporting requirements moving forward, we may be unable to comply in the future as we did in the past. For example, in June 2009, the SEC revoked our registration under the Exchange Act for failure to file required reports. Following that action, the Company expended resources to again become a reporting company with the SEC in 2010; however, it was never able to file an annual report on Form 10-K and ultimately withdrew its registration in 2013. Following our registration in 2021, the heightened expenditures of being a public reporting company continue to impose challenges to us and strain our very limited resources.

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

Currently, there is no active public market for our common stock and one may never develop. Our common stock trades sporadically on the OTCID Basic Market under the symbol “GHST.” We do not know if an active market will develop even if we are successful in completing the development and commercialization of the Smart Shin Guard, executing other aspects of our business plan, or completing a business combination or other strategic transaction..

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

Our management and directors are based in Italy and other European countries. Although our accounting and legal professionals, as well as our auditors, are based in the United States, our lack of familiarity with United States federal and Delaware law has adversely affected us and may continue to adversely affect us as follows:

•	Due to our limited size, we do not segregate our accounting functions which creates a material weakness;
•	The lack of controls may ultimately cause errors in our financial statements;
•	As we expand our business, we may fail to comply with local laws that could result in fines and the inability to do business; and
•	investors may react to our lack of internal controls by selling our stock and depressing the price.

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

Subject to raising sufficient capital, we plan to take steps to remediate our material weaknesses, including strengthening our accounting and financial reporting resources, establishing additional written policies and procedures, and retaining additional qualified accounting personnel or consultants as appropriate. As our business expands we intend to retain additional consultants as required. If we fail to maintain proper and effective internal controls in future periods, we could become subject to potential review by the SEC or other regulatory authorities, which could require additional financial and management resources, could compromise our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCID Basic Market is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. Based on the current market price of our common stock, we expect our shares to remain subject to the SEC’s penny stock rules for the foreseeable future. The “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

Our stock price may be volatile because of factors beyond our control.

Any of the following factors could affect the market price of our common stock:

•	our failure to generate material revenue;
•	our failure to achieve and maintain profitability;
•	actual or anticipated variations in our quarterly results of operations;
•	announcement by us of the commencement of or the progress of any litigation;
•	our failure to meet anticipated results with respect to the development, commercialization or distribution of our products and services, or the pursuit or completion of any business combination or other strategic transaction;
•	the failure of our products or services we may offer in the future to operate as expected;
•	complaints received from consumers and other users; and
•	our failure to remain current with our Exchange Act filing requirements.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because of FINRA sales practice requirements which affect broker-dealers, the market price for our common stock may be adversely affected.

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

Our Board of Directors may issue additional shares or series of preferred stock that have more than one vote per share. This could permit our Board of Directors to issue preferred stock to investors who support our management and us and permit our management to retain control of our business. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we aim to take a comprehensive approach to cybersecurity risk management. Our Board and our management actively oversee our risk management program, including the management of cybersecurity risks. We intend to establish policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We intend to make investments to maintain the security of our data and cybersecurity infrastructure when feasible. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. We do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

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

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2026 and 2025. This information was obtained from OTCID Basic Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2026:
First Quarter	$0.06	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.11	$0.02
Fourth Quarter	$0.07	$0.03

	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fiscal Year Ended June 30, 2025:
First Quarter	$0.07	$0.02
Second Quarter	$0.21	$0.04
Third Quarter	$0.11	$0.03
Fourth Quarter	$0.06	$0.03

Holders

As of October 9, 2026, there were approximately 598 shareholders of record of the Company's common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

Shares Eligible for Future Sale

A portion of the outstanding shares of common stock of the Company are restricted securities and cannot be sold under Rule 144 until at least six months have passed since payment, and the other requirements of Rule 144(i)(1)(ii) have been satisfied, including the Company being current in its SEC periodic reporting obligations.

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

Overview

Our principal business focus has historically been seeking to exploit a patent and obtain and exploit future patents for the Smart Shin Guard. We also later added to this focus the operations of Insside, which has pursued a clean energy business in Italy. As described in Item 1 – Business, due in large part to our lack of capital resources, to-date we have been unable to fully develop or execute on our legacy business plans, have been unable to generate material revenue on a consistent basis and need substantial additional financing to develop and market our products and services. As a result, we have recently shifted our focus and are presently seeking to pursue a potential business combination or strategic transaction with an operating business that has existing revenue-generating operations, as a means of establishing material operating revenues.. However, these efforts are preliminary in nature, and no assurance can be given that we can raise the necessary capital, identify, negotiate or complete a business combination or other strategic transaction, or otherwise establish and maintain material operations or revenue.

Plan of Operation

The Company has limited operations and lacks material revenue as of the date of this Report. As a result of its lack of capital needed to further its legacy business plans, beginning in the second half of fiscal year 2026, the Company began evaluating strategic alternatives designed to reposition its business for long-term growth. As a result, the Company is undertaking a strategic shift with a new focus on identifying, negotiating and completing a business combination or strategic transaction such as a reverse merger with an operating business with a view to acquire a revenue-generating business. We have largely suspended our business development operations with respect to our legacy business plans due in large part to our lack of capital resources or access to the necessary capital to fund our ongoing operations, and are currently in the process of developing a business plan, with a current focus on exploring and identifying business opportunities, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the macroeconomic conditions, geopolitical developments, market volatility and other factors beyond our control. For more information about the risks and uncertainties surrounding our business and business plans, see Item 1A “Risk Factors.”

In addition to our search for a business combination, we may seek to raise the necessary capital, and if successful in doing so, will continue our efforts to develop and execute on our legacy business plans including with respect to the Smart Shin Guard and other legacy business activities that we may determine remain viable, as well as the development and offering of other products, services and technology solutions.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our discussions regarding potential business combinations have been preliminary in nature, and we have not entered into any letter of intent, definitive agreement or other binding arrangement with respect to any such transaction. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future, because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. See Item 1A – Risk Factors.

Headquarters

We are currently headquartered in Palm Beach Gardens, FL where we maintain an executive office for occasional use; however our directors and officers are located in Italy and other European countries. We believe our presence in the United States and Europe provides us with access to potential business opportunities, professional relationships and capital markets in both regions, which may support our existing operations and our pursuit of potential business combinations and other strategic opportunities.

Critical Accounting Policies and Estimates

The methods, estimates, and judgments that we use in applying our accounting policies impact the results that we report in our financial statements. Some of our accounting policies may require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Certain estimates involve certain assumptions that if incorrect could create a material adverse impact on GHST’s results of operations and financial condition. Our most significant estimates and judgements involve our revenue recognition policy and how it’s applied to existing and future contracts. We believe that the following policy from the financial statements is followed closely, but contracts are complex and they often require interpretation. The Company did not identify any critical accounting estimates for FY 2026.

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

The Company derives most of its revenues to date from consulting services provided to the energy sector. These services are contractual and contain identified performance obligations and are historically paid by the customer at the signing of the consulting contract. The Company recognizes revenues only when these identifiable performance obligations are satisfied. Payments that are received from customers in advance of when services are satisfactorily completed are reflected as deferred revenue on the accompanying consolidated balance sheets. The Company will follow the revenue recognition policies described above for its contracts.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Year Ended June 30, 2026 Compared to the Fiscal Year Ended June 30, 2025.

We had $13,852 in revenue in the fiscal year ended June 30, 2026 (“FY 2026”) relating to InSSIDe’s activities in the field of renewable energy, and revenue of $60,469 in the fiscal year ended June 30, 2025 (“FY 2025”) relating to InSSIDe’s activities in the field of renewable energy, and we sustained net losses of $85,918 and $182,848, respectively, in those periods. Our expenses consisted primarily of general and administrative expenses and patent development costs in each period. General and administrative expenses decreased to $121,642 in FY 2026 from $230,160 in FY 2025, and we recognized $34,955 of other income in FY 2026 (compared to none in FY 2025). These factors offset the decline in revenue from FY 2025 to FY 2026 and accounted for the reduction in our net loss in FY 2026 as compared to FY 2025.

With respect to InSSIDe’s renewable energy activities, because Green Capital was unable to secure the financing necessary to construct the contemplated solar plants, the Company is in the process of terminating the related preliminary surface rights agreements and has suspended its operations with respect thereto. InSSIDe may pursue other opportunities in the clean energy space in the future, subject to accessing the necessary capital; however, any such efforts have only been preliminary in nature, and no assurance can be given that InSSIDe will commence material operations in this field.

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

In order to become profitable, we will need to successfully develop and commercialize viable products or services, complete a business combination or other strategic transaction with an operating business, or otherwise establish revenue-generating operations sufficient to offset our operating and development costs. We will also need to access sufficient capital, form strategic alliances and successfully develop or support the operations of any future business opportunities we may pursue.

Liquidity and Capital Resources

Net Cash used in Operating Activities:

For FY 2026, the Company used net cash of $134,228 in operating activities as compared to $163,701 for FY 2025. In FY 2026, we had a decrease in accounts payable and accrued expenses of $10,804 compared to an increase of $14,990 in FY 2025. Deferred revenue also decreased by $37,506 for FY 2026.

Cash Flows provided by Financing Activities:

Cash flows from financing activities for FY 2026 were $132,571 compared to $147,917 for FY 2025. Cash flows from financing activities arose from advances from related parties in each period.

Cash Flows from Investing Activities:

For FY 2026 and FY 2025, the Company had no cash flows from investing activities.

We have approximately $861 in available cash as of June 30, 2026. As reflected in the Financial Statements contained elsewhere in this Report, management has expressed substantial doubt about our ability to continue as a going concern during the fiscal year ended June 30, 2026, unless we can raise the required capital or generate material revenue to fund our operations.

We do not have sufficient capital to support our operations for the next 12 months and will depend upon the proceeds from a financing, which may consist of sales of our common stock, the issuance of debt securities and/or issuance of securities convertible into shares of our common stock, any of which could have a dilutive effect on our existing shareholders. We intend to continue to raise capital from existing investors if and to the extent possible. We estimate that we will need to raise at least $200,000 in order to meet our working capital needs for the next 12 months. As described elsewhere in this Report, we plan to phase in our expenses and grow our business as working capital is available. This estimate does not include working capital which will be required in the event we are able to identify and complete a business combination or strategic transaction with an operating business, the required capital for which will be dependent on the operations and capital needs of any business or assets resulting therefrom.

There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We continue to monitor macro-economic factors such as inflationary pressures, heightened central bank interest rates and recessionary fears, as well as trends within the industries in which we operate or plan to operate, all of which may affect our working capital requirements and ability to raise funding for our operations within the timeframes desired, on favorable terms or at all. See Item 1A - Risk Factors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GHST World, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GHST World, Inc. (“the Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and 2025 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has net losses, an accumulated deficit, stockholders’ deficit, negative cash flows from operations, and a working capital deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

October 9, 2026

GHST World Inc.

Consolidated Balance Sheets

	June 30, 2026	June 30, 2025

Assets

Current Assets
Cash	$861	$2,518
Total Current Assets	861	2,518

Total Assets	$861	$2,518

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$18,000	$28,804
Advances from related parties	550,342	417,771
Common stock payable	9,559	9,559
Deferred revenue	—	37,506
Total Current Liabilities	577,901	493,640

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
Series A, 6,000 shares issued and outstanding at June 30, 2026 and 2025	6	6
Series B, 2,200 shares issued and outstanding at June 30, 2026 and 2025	2	2
Common stock, $0.001 par value, 300,000,000 shares authorized; 130,201,179 shares issued at June 30, 2026 and 2025	130,201	130,201
Additional paid-in-capital	13,443,466	13,443,466
Accumulated deficit	(14,150,715)	(14,064,797)
Total Stockholders’ Deficit	(577,040)	(491,122)

Total Liabilities and Stockholders' Deficit	$861	$2,518

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Operations

	For the Years Ended Ended June 30,
	2026	2025

Revenues	$13,852	$60,469

Operating expenses:
General and administrative expenses	121,642	230,160
Patent development costs	13,039	12,377
Total operating expenses	134,681	242,537

Other Income(expense):
Other income	34,955	—
Other expense	(44)	(780)
Total Other Income (expense)	34,911	(780)

Loss Before Income taxes	$(85,918)	$(182,848)

Provision for Income Taxes	—	—

Net loss	$(85,918)	$(182,848)

Net loss per common share -
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weight average number of common shares outstanding-
Basic	130,201,179	130,201,179
Diluted	130,201,179	130,201,179

The accompanying notes are an integral part of these consolidated financial statements.

GHST World Inc.

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended June 30, 2026 and 2025

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance June 30, 2024	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(13,881,949)	$(308,274)
Net loss for the year ended June 30, 2025	—	—	—	—	—	—	—	(182,848)	(182,848)
Balance June 30, 2025	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,064,797)	$(491,122)
Net loss for the year ended June 30, 2026	—	—	—	—	—	—	—	(85,918)	(85,918)
Balance June 30, 2026	6,000	$6	2,200	$2	130,201,179	$130,201	$13,443,466	$(14,150,715)	$(577,040)

GHST World Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,918)	$(182,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	3,749
Accounts payable and accrued expenses	(10,804)	14,990
Deferred revenue	(37,506)	408
Net Cash Used In Operating Activities	(134,228)	(163,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	132,571	147,917
Net Cash Provided By Financing Activities	132,571	147,917

Net increase (decrease) in cash	(1,657)	(15,784)

Cash - beginning of period	2,518	18,302

Cash - end of period	$861	$2,518

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year/period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GHST WORLD, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

NOTE 1- ORGANIZATION, DESCRIPTION OF BUSINESS

Background

GHST World Inc. (“the Company”), is a Delaware corporation that was incorporated on November 12, 1999. The Company is a holding company for various technology and other activities. The Company has acquired and historically its business plan has focused on the development of several patents in the technology sector. As a result of its lack of capital needed to further its legacy business plans, beginning in the second half of fiscal year 2026, the Company began evaluating strategic alternatives designed to reposition its business for long-term growth. As a result, the Company is undertaking a strategic shift with a new focus on identifying, negotiating and completing a business combination or strategic transaction such as a reverse merger with an operating business with a view to acquiring a revenue-generating business.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had net losses of $85,918 and $182,848 for the years ended June 30, 2026 and 2025. The Company has an accumulated deficit of $14,150,715 and $14,064,797 for the years ended June 30, 2026 and 2025, respectively and a stockholders’ deficit of $577,040 and $491,122 as of June 30, 2026 and 2025. The Company used $134,228 and $163,701 in cash flow from operating activities for the years ended June 30, 2026 and 2025. The Company had a working capital deficit of $577,040 and $491,122 for the years ended June 30,2026 and 2025.

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

Management intends to raise money in the future through investors as needed to support its working capital needs. Currently, the Company intends to seek capital from existing shareholders and other potential investors and may also consider other strategic alternatives, including the possible sale of a minority interest in one or more of its subsidiaries or a business combination or other strategic transaction. Management cannot provide any assurances that the Company will be successful in completing these undertakings and accomplishing any of its plans.

Principles of Consolidation

The consolidated financial statements include the accounts of the following wholly owned subsidiaries:

•	GHST Art World, Inc.
•	GHST Sport Inc.
•	IoTT world Inc.
•	Insside World Inc.

All intercompany balances and transactions have been eliminated in consolidation.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2026 and 2025

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

For the years ended June 30, 2026 and 2025, the Company receives all its revenues and deferred revenues from just a few customers. The Company is dependent on related parties for short term funding, who have provided a significant portion of the funding through June 30, 2026.

Foreign Currency

Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international transactions as certain vendor payments and repayments of related party advances are made in foreign currency.

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

Cash

Cash are amounts held at local banks. The Company had no cash equivalents at June 30, 2026 and 2025.

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

The Company derives most of its revenues to date from consulting services. These services are contractual and contain identified performance obligations and are historically paid by the customer at the signing of the consulting contract. The Company analyzes each contract and identifies the performance obligations by evaluating whether the promised services are distinct and separately identifiable within the context of the contract at contract inception. The Company’s performance obligations consist of providing the specific consulting, advisory, analytical or other professional services. The Company recognizes revenues only when these identifiable performance obligations are satisfied. Payments that are received from customers in advance of when services are satisfactorily completed are reflected as deferred revenue on the accompanying consolidated balance sheets.

On April 9, 2026, a preliminary agreement with a customer was terminated as the customer was unable to complete two power generation plants under construction in Mosciano, Italy and therefore, was unable to connect them to the grid, as required. As a result, the customer forfeited its deposit of $34,109, which had been recorded as deferred revenue. The Company determined that the forfeited deposit did not represent consideration for goods or services transferred to the customer and was not attributable to the satisfaction of performance obligation. Accordingly, the amount was recognized as other income as of June 30,2026.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2026 and 2025

Accounts Receivable

Accounts receivables are recorded at the invoiced amount. The Company regularly reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. As of June 30, 2026 and 2025, the Company did not record any such allowance.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring basis during the years ended June 30, 2026 and June 30,2025.

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

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2026 and 2025

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the period, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding for the years ended June 30, 2026 or 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires additional disaggregated disclosures about the effective tax rate reconciliation and income taxes paid. The new requirements will be effective for annual period beginning after December 15, 2024 for public entities and after December 15, 2025 for all other entities. The Company has adopted this provision during the year ended June 30, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements, as the Company continues to report a loss before income taxes and no income tax expense or benefit for the fiscal year 2026.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software Costs (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes outdated guidance for internal-use software costs to reflect current development practices, including agile and iterative methods, replacing the previous waterfall-based model. The amendment eliminates the requirement to classify costs by development stages (preliminary, application development, and post-implementation) and introduce a principles-based threshold for capitalization. Under the new guidance, capitalization begins when management authorizes and commits funding for a project and it is probable the project will be completed and the software will perform its intended function (probable-to-complete threshold). Management is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. The amendment is effective for fiscal years beginning after December 15, 2027, which would require us to adopt the provisions during the year ended June 30, 2028.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3- PATENTS

The Company obtained a US patent dated June 30, 2020, which is a protection device used in sporting activity with monitoring capabilities. The Company also obtained a European patent for the same device in October 2022 and a Hong Kong patent in March 2023; however, the Company subsequently determined to abandon the Hong Kong patent. The Company has incurred a total of $81,214 of costs to register and develop the patent, since obtaining such patent. For the years ended June 30, 2026 and 2025, the Company has incurred $13,039 and $12,377, respectively of patent costs that were recorded as operating expenses on the accompanying financial statements.

GHST WORLD, INC. Notes to Consolidated Financial Statements June 30, 2026 and 2025

NOTE 4- COMMON STOCK PAYABLE

The Company has an agreement with certain investors to convert their investment into common stock of the Company at a price equal to the average value of the stock over the previous six months. The conversion was contingent on the Company effectuating a 1-for-100 reverse stock split which was affected on September 30, 2021. As of June 30, 2026 and 2025, the Company has a total of $9,559 that has not been converted to common stock.

NOTE 5- RELATED PARTY TRANSACTIONS

At June 30, 2026 and 2025, the Company owed related parties a total of $550,342 and $417,771, respectively. These shareholder loans are unsecured, non-interest bearing and are due on demand.

As shown in Note 4, the Company has committed to converting certain debts to equity. Included in the debts is $9,559 as of June 30, 2026 and 2025, of amounts due to related parties that will be converted as described in Note 4.

NOTE 6- STOCKHOLDERS’ DEFICIT

The Company has one class of common stock outstanding with a total number of shares authorized of 300,000,000. As of June 30, 2026 and 2025, the Company had 130,201,179 shares of Common Stock outstanding.

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

NOTE 8- INCOME TAXES

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires additional disaggregated disclosures about the effective tax rate reconciliation and income taxes paid. The new requirements will be effective for annual period beginning after December 15, 2024 for public entities and after December 15, 2025 for all other entities. The Company has adopted this provision during the year ended June 30, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements, as the Company continues to report a loss before income taxes and no income tax expense or benefit for the fiscal year 2026.

The company accounts for income taxes under ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities by using enacted tax rates in effect for the year. The company had no unrecognized tax benefits at June 30, 2026 and 2025.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended June 30, 2026 and 2025:

	2026	2025
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	5.50%	5.50%
Change in valuation allowance	(26.50)%	(26.50)%
Totals	0.00%	0.00%

Net deferred tax assets consist of the following components as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Deferred tax assets:
Net operating loss carryover	$978,013	$956,233
Valuation allowance	(978,013)	(956,233)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended June 30, 2026 and 2025 due to the following:

	June 30, 2026	June 30, 2025
Book income (loss)	$(21,780)	$(46,343)
Valuation allowance	21,780	46,343
Income tax expense	$—	$—

At June 30, 2026 the Company has operating loss carryforwards of approximately $3.9 million from tax years beginning in 2007, that begin to expire in 2027. These operating losses are subject to the limitations which were enacted in the Tax Cuts and Jobs Act (“TCJA”). These operating losses can offset only 80% of taxable income in any given tax year. The carryover period for these operating losses is indefinite. No federal or state tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards (approximately a deferred tax asset of $978,013 based on an effective combined federal and state tax rate of 25.35%) have been offset by a valuation allowance of the same amount.

NOTE 9- SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 9, 2026, the date on which the financial statements were available to be issued. There were no subsequent events that required recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2026 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not maintain effective controls and procedures to support the identification of, accounting for, and the evaluation and disclosure of the valuation for impairment of intangible and other assets, the valuation for stock-based non-cash issuances, and revenue recognition including with respect to material contingencies related to the revenue and the deferred liabilities.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”) as a result of the following material weaknesses:

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

27

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position(s)
Roberto Castellazzi	44	Chief Executive Officer and Chairman of the Board of Directors
Massimo Trebbi	61	President
Marcello Appella	71	Chief Financial Officer
Giovanni Lavati	61	Secretary, Treasurer and Director
Fabrizio Castellazzi	42	Director

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

Director Independence

Our Board has determined that each of our directors with the exceptions of Messrs. Roberto Castellazzi, Fabrizio Castellazzi and Giovanni Lavati are independent under the Nasdaq Stock Market listing rules.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with for the fiscal year ended June 30, 2026.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of GHST’s voting stock beneficially owned as of October 9, 2026, by (i) those persons known by GHST to be owners of more than 5% of GHST’s common stock, (ii) each director of GHST, (iii) all named executive officers (as defined in Item 6), and (iv) all executive officers and directors of GHST as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set forth below is a brief description of the transactions since July 1, 2024 in excess of 1% of the average of our total assets for FY 2026 and FY 2025 in which the Company was a participant and in which any director or executive officer of the Company, any known 5% or greater stockholder of the Company or any immediate family member of any of the foregoing persons, had a direct or indirect material interest as defined in Item 404(a) of Regulation S-K. As permitted by the SEC rules, discussion of employment relationships or transactions involving the Company’s executive officers and directors, and compensation solely resulting from such employment relationships or transactions, or service as a director of the Company, as the case may be, has been omitted to the extent disclosed in the Executive Compensation or the Director Compensation section of this Report, as applicable.

As of June 30, 2026, the Company owed related parties a total of $550,342. These related party loans are unsecured, non-interest bearing and are due on demand. During the fiscal year ended June 30, 2026, the Company borrowed $132,571 from Roberto Castellazzi, the Company’s Chief Executive Officer and Chairman of the Board, and during the fiscal year ended June 30, 2025, the Company borrowed $147,917 from Mr. Castellazzi. The total amount outstanding as of June 30, 2026 also includes amounts advanced in prior periods that remain outstanding and due on demand, consisting of advances by Esterino Castellazzi, the Company’s former President and former Chairman of the Board of Directors, who advanced $142,959 in the fiscal year ended June 30, 2024 and $36,260 in the fiscal year ended June 30, 2023. These loans were primarily used to fund ordinary operating expenses and development activities related to InSSIDe’s clean energy projects and the Smart Shin Guard program. All such loans are non-interest bearing, unsecured, and repayable upon demand; however, in order not to burden the Company’s financial position, they may in the future be settled through the issuance of shares, as has been done previously. Following the passing of former Chairman and President Esterino Castellazzi, Roberto Castellazzi has continued to provide financial support to the Company under similar non-interest-bearing terms, in order to continue operations. For additional information regarding related party transactions, see Note 5 to the consolidated financial statements included elsewhere in this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by our independent registered public accounting firm, were approved by our Board of Directors. The following table shows the fees paid to our independent registered public accounting firm for the fiscal years ended June 30, 2026 and 2025.

	Year Ended June 30,
	2026 (2)	2025 (2)
Audit Fees (1)	$25,000	$24,000
Audit Related Fees	15,750	14,250
Tax Fees	—	—
All Other Fees	—	—
Total	$40,750	$38,250

_________

(1)	Audit fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Represents fees paid to Fruci & Associates II, PLLC, the Company’s current independent registered public accounting firm, for FY 2026.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Certificate of Merger	10-K	2/18/2010	3.2
3.1	Amended and Restated Certificate of Incorporation	10-12G	3/9/2021	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	10-Q	11/15/2021	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation (Decrease in Authorized Capital)	10-Q	11/15/2021	3.3
3.1(c)	Certificate of Designation	10-K	2/18/2010	3.3
3.2	Amended and Restated Bylaws	10-12G	3/9/2021	3.3
14.1	Code of Ethics	10-K	10/13/23	14.1
19.1	Insider Trading Policy	10-K	10/13/23	19.1
21.1	List of Subsidiaries	10-K	10/11/24	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GHST World Inc.

Dated:	October 9, 2026	By:	/s/ Roberto Castellazzi
Roberto Castellazzi, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	October 9, 2026	By:	/s/ Roberto Castellazzi
Roberto Castellazzi, Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	October 9, 2026	By:	/s/ Marcello Appella
Marcello Appella, Chief Financial Officer
(Principal Financial Officer)
Dated:	October 9, 2026	By:	/s/ Fabrizio Castellazzi
Fabrizio Castellazzi, Director

Dated:	October 9, 2026	By:	/s/ Giovanni Lavati
Giovanni Lavati, Director

